Form 10QSB
period 2007-06-30
Card Activation Technologies Inc
filed 2007-08-14
CIK 1384522

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT

For the transition period from N/A to N/A
____________________

Commission File No. 0-52556
____________________

Card Activation Technologies, Inc.
(Name of small business issuer as specified in its charter)

Delaware	20-5769015
State of Incorporation	IRS Employer Identification No.

53 West Jackson Blvd., Suite 1618
Chicago, Illinois 60604-3749
(Address of principal executive offices)

(312) 972-1662
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐                      No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                      No ☒

The number of shares of the issuer’s common equity outstanding as of August 11, 2007 was 146,770,504 shares of common stock.

Transitional Small Business Disclosure Format (check one):

Yes ☐                      No ☒

CARD ACTIVATION TECHNOLOGIES, INC.
INDEX TO FORM 10-QSB FILING
FOR THE THREE AND NINE MONTHS ENDED June 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CARD ACTIVATION TECHNOLOGIES INC.
CONDENSED BALANCE SHEET
Development Stage Company

Unaudited June 30, 2007
ASSETS

CURRENT ASSETS
Cash	$-
Total current assets	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$40,235
Bank overdraft	2,600
Total current liabilities	42,835
Loans Payable - Affiliate	62,641

Total liabilities	105,476

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value, 1,000,000 shares authorized 0 issued and outstanding	-
Common stock, $.0001 par value, 175,000,000 shares authorized 146,770,504 outstanding	14,677
-
Paid in capital	-
Accumulated deficit	(120,153)
Total stockholders' deficit	(105,476)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-

The accompanying notes are an integral part of these financial statements

CARD ACTIVATION TECHNOLOGIES INC.
CONDENSED STATEMENT OF OPERATIONS
Development Stage Company
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007
AND FOR THE PERIOD FROM AUGUST 29, 2006 (INCEPTION) TO JUNE 30, 2007

	Three Months	Nine Months	For the Period from August 29, 2006 (inception) to June 30, 2007
Revenue	45,000	45,000	45,000
Total	-	-	-

OPERATING EXPENSES:
General and Administrative	55,100	149,395	165,153
Total operating expenses	55,100	149,395	165,153
OPERATING LOSS	(10,100)	(104,395)	(120,153)

OTHER (INCOME) AND EXPENSES
Total other expense	-	-	-

LOSS BEFORE INCOME TAXES	(10,100)	(104,395)	(120,153)

INCOME TAX (BENEFIT) PROVISION	-	-	-

NET LOSS	$(10,100)	$(104,395)	$(120,153)

NET LOSS PER SHARE:

Basic:	(0.00)	(0.01)

Diluted:	(0.00)	(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	14,677,504	14,677,504

Diluted	14,677,504	14,677,504

The accompanying notes are an integral part of these financial statements

CARD ACTIVATION TECHNOLOGIES INC.
CONDENSED STATEMENT OF CASH FLOWS
Development Stage Company
FOR THE NINE MONTHS ENDED JUNE 30, 2007
AND FOR THE PERIOD FROM AUGUST 29, 2006 (INCEPTION) TO JUNE 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:	Nine Months	For the Period from August 29, 2006 (inception) to June 30, 2007
Net (loss)	$(104,395)	$(120,153)
Adjustments to reconcile net income to net cash (used in) operating activities:
Common Stock Issued in Spin off	14,677	14,677
Changes in assets and liabilities:
Accounts payable	40,235	55,993
Net cash (used in) operating activities	(49,483)	(49,483)

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-
Net cash from investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
	-	-
Loans from Affiliates	46,883	46,883
Net cash provided by financing activities	46,883	46,883

INCREASE IN CASH	(2,600)	(2,600)
CASH, BEGINNING OF YEAR	-	-
CASH, END OF YEAR	(2,600)	(2,600)

The accompanying notes are an integral part of these financial statements

CARD ACTIVATION TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS THREE AND NINE MONTHS ENDED JUNE 30, 2007

1.  DESCRIPTION OF BUSINESS

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations.  Actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-SB or incorporated herein by reference, including those set forth in Management’s Discussion and Analysis or Plan of Operation.

Overview
Card Activation Technologies Inc. (“Company/ CAT”) is a Delaware corporation headquartered in Chicago, Illinois that owns proprietary patented payment transaction technology relating to debit and gift card transactions.

The patent was transferred to the Company by MedCom USA, Incorporated (“MedCom”) on the formation of the Company and in exchange for 146,770,504 shares of Common Stock.  On October 31, 2006, the MedCom board of directors declared a stock dividend to its shareholders of record at the end of business on December 15, 2006 of one share of Common Stock in the Company for every one share of common stock of MedCom owned by its shareholders, such stock being distributed on March 1, 2007. This was a dividend of 86,770,504 shares of our Common Stock.  MedCom retained the balance of 60,000,000 shares of Common Stock. MedCom is a publicly traded Delaware corporation, headquartered in Scottsdale, Arizona, that provides innovative healthcare and financial transaction solutions for electronically processing HIPAA compliant transactions within the healthcare industry (EMED.OB).  MedCom provides a terminal based service package and a compatible web portal add-on for physicians, clinics and hospitals and dentists that include the following services: real-time transactions including; patient eligibility, referrals, claims status and service authorizations, 100% paperless claims processing, patient easy pay, credit/debit cards, and check guarantee.

The Company is a development stage company that was incorporated in August 2006 in order to own and commercially develop the assigned patent which covers debit and gift card transactions. This process is utilized for debit cards, prepaid phone cards, gift cards, and affinity cards, and other cards. As of the date of this prospectus, we have entered into one patent license agreement.

2.  BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited Condensed Consolidated financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s 10-SB and Annual Report for the fiscal year ended September 30, 2006.

3. GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $(120,153) since inception.  The Company’s activities to date have been funded by its affiliate company, Medcom USA, Inc. and the existing business plans require $1.0 to $2.0 million over the next several years to implement the acquisition of intellectual property and litigation of patent infringements.  There is no assurance that additional funds of this magnitude will be advanced by the affiliate company or that sufficient investor interest will be developed to provide this level of funding. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to success of patent infringement lawsuits, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-SB for the year ended September 30, 2006, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview

Plan of Operations

We were incorporated in Delaware in August of 2006 as Card Activation Technologies, Inc.

We believe we have the following principal competitive strengths, which positions us to further grow and become a dominant player in our industry:

•	CAT is incorporated in Delaware with the focus on the licensing of the proprietary patented technology for processing debit and gift card transactions.

•
We have identified hundreds of retail chains who the company believes are presently utilizing our patented technology in the use of debit cards, gift cards, phone cards, affinity cards and value cards.

•	We intend to generate revenues primarily by charging licensing fees to the retailers who are utilizing our patented technology

•
Under an administrative services agreement between the MedCom and us, we have agreed to share certain administrative functions and personnel until we can establish our own administrative operating systems and hire its own personnel.

Our Growth Strategies

•
The Company was incorporated for the sole purpose of financing and litigating patent infringements related to the unauthorized use of our patented technology for the processing of debit, gift and other cards.

•	The Company is looking at expanding its market and looks for an acquisition that complements the Company and generates revenues.

•	Once we begin receiving royalties, we expect the revenues of such royalties shall permit us to be self-funding.

•	We intend to require, wherever our patents apply, reasonable royalties in exchange for licensing our intellectual property.

•	By providing a licensing model, we expect to be able to convert many, if not all, of these infringers to licensees for our patented system.

COMPETITION

Competition in the technology industry is intense. The main competition in the gift card area are the entities that are using fully loaded cards with a predetermined value that are not activated. Also as technologies advances there is always a risk of new technology and more competition.  The overall market of the gift, debit, and affinity cards is very large and represents a large method of sales for companies.  The gift cards are sold at many companies to generate a way of generating a new revenue model for those companies that are selling our patent technology.

The Company believes that debit styled cards, which include gift cards and debit cards, infringe the patent when the card is activated, when the card is used for purchasing items or when value is added to the card by the method disclosed in the patent.  The method, in general terms, requires that the card be processed through a counter-top terminal.  As part of the due diligence involved in this matter, the professionals studied specific examples of counter top processing systems and conducted research into the magnitude of transactions involving the use of debit styled cards, which include debit cards and gift cards.

Patent Technology

In October 2006, MedCom transferred the patented technology to the company. Presently, the company has sent notice of our patented technology to numerous companies and initiated four lawsuits against companies that have infringed the patent and will continue to pursue the litigation against those companies that have infringed the company’s patent. Once the company is successful in the pursuit of the patent infringers and in its licensing program, we anticipate receiving the appropriate royalties from the use of our technology by third parties by entering into licensing arrangements for our technology and anticipated royalties for the use of our patent.  The company received, through a spin off, the ownership of a patent of MedCom USA Incorporated.  MedCom has assigned its patent number 6,032,859 to the Company upon its formation

McDonald’s Corporation and the Company settled the infringement suit on February 27, 2007, pursuant to the terms and conditions of a settlement agreement between the parties (the “Settlement Agreement”).”  Under the terms and conditions of the company entered into a Settlement Agreement and was granted the Licensed Agreement Patent  (U.S. Patent No. 6,032,859) pursuant to a Patent License and Covenant Not to Sue. There were no other material provisions in the Settlement agreement or Patent License and Covenant Not to Sue.

Currently, four patent infringement suits are pending against five major retail establishments in the Federal District Court for the Northern District of Illinois.

Results of Operations

We are a development stage company and have generated no revenues from the anticipated royalty income, except for a $45,000 settlement.

Liquidity and Capital Resources

The Company's operating requirements has been and will be funded primarily from its related party entity MedCom USA, Inc. The Company will use funds advanced by Medcom. Currently, the Company costs are limited to professional fees and subject to a contingency fee from our patent litigation attorneys. We anticipate Medcom will continue to provide funds through a revolving line of credit of $250,000 which funds will be drawn down on an as needed basis until we begin to realize sufficient revenues from royalty payments.  Once we begin receiving royalties, we expect the revenues of such royalties shall permit us to be self-funding. In addition, the Company is looking at expanding its market and looks for an acquisition that complements the Company and generates revenues, although no such prospective acquisition candidates have been ascertained.

Liabilities

We anticipate Medcom will continue to provide funds through a revolving line of credit of $250,000 which funds will be drawn down on an as needed basis until we begin to realize sufficient revenues from royalty payments.

We do not presently generate sufficient revenue to fund our operations and the planned development of our business. In order to sustain our current operations and develop our business plan, we will require funds for working capital. We are attempting to raise additional working capital through the sale of equity, debt or a combination of equity and debt. We do not presently have any firm commitments for additional working capital and there are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. If we are able to secure additional working capital through the sale of equity securities, the ownership interests of our current stockholders will be diluted. If we raise additional working capital through the issuance of debt or additional dividend paying securities our future interest and dividend expenses will increase. If we are unable to secure additional working capital as needed, our ability to grow our sales, meet our operating and financing obligations as they become due and continue our business and operations could be in jeopardy.

The Company has financed operations by advances from its parent, Medcom USA Incorporated which total $62,641 to the Company through June 30, 2007.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

Revenue Recognition
Revenue from the litigation of our patent for patent infringements is recorded when a stipulation or notice from the court has been provided to assure completion of the litigation matter. Once the company is successful in the pursuit of the patent infringers and in its licensing program, we anticipate receiving the appropriate royalties from the use of our technology by third parties by entering into licensing arrangements to our technology and anticipated royalties for the use of our patent.

Share-Based Payment

In December 2004, the FASB issued a revision of SFAS 123 ("SFAS 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of the beginning of January 1, 2006. Based on the number of shares and awards outstanding as of December 31, 2005 (and without giving effect to any awards which may be granted in 2006), we do not expect our adoption of SFAS 123(R) in January 2006 to have a material impact on the financial statements.

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS 123(R)-5 but it will not have a material impact on its consolidated results of operations and financial condition.

Our company, Card Activation Technologies, Inc. (the “Company”) is an early-stage company focused primarily on the business of litigating patent infringement and through that litigation to commit the defendants to a royalty agreement for the use of our patent.

Additional Information

Card files reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b. Changes in Internal Control over Financial Reporting

During the Quarter ended June 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Four separate patent infringement lawsuits are currently pending against five major retail establishments. As of the date herein, there are no pending or threatened legal proceedings against the Company.

Card Activation, through its attorneys, has sent letters to over 120 potential infringers of the patent, placing the infringers on notice of the patent and seeking a license agreement under the patent.

Card Activation has sued six parties and to date Card Activation has settled a lawsuit with one infringer.  That infringer, McDonald Corporation, has taken a license under the patent. McDonald’s Corporation and the Company settled the infringement suit on February 27, 2007, pursuant to the terms and conditions of a settlement agreement between the parties (the “Settlement Agreement”).”  Under the terms and conditions of the Settlement Agreement, the Company received $45,000 and McDonald’s Corporation was granted the Licensed Patents (.S. Patent No. 6,032,859) pursuant to a Patent License and Covenant Not to Sue. There were no other material provisions in the Settlement agreement or Patent License and Covenant Not to Sue.

ITEM 2.    CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended June 30, 2007.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2007.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2007.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Registrant	Card Activation Technologies, Inc.
Date:	By: /s/ William P. Williams
August 14, 2007

William P. Williams
Chairman, President Chief Executive Officer (Principle Executive Officer)