Form 10KSB
period 2007-09-30
Card Activation Technologies Inc
filed 2007-12-27
CIK 1384522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2007

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
(312) 972-1662
(Issuer’s telephone number)

Common Stock, $.0001 Par Value

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES ☒               NO ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Registrant’s revenues for the most recent fiscal year were: $45,000

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on December 11, 2007, was approximately $11,500,000.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations.  Actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-KSB or incorporated herein by reference, including those set forth in Management’s Discussion and Analysis or Plan of Operation.

Overview
Card Activation Technologies Inc. (“Company/ Card”) is a Delaware corporation headquartered in Chicago, Illinois that owns a patented point-of-sale technology for the activation and processing of transactions related to debit styled cards, which include gift cards, phone cards and other stored value cards. The patent was transferred to the Company by MedCom USA, Incorporated (“MedCom”) on the formation of the Company and in exchange for 146,770,504 shares of Common Stock.  On October 31, 2006, the MedCom board of directors declared a stock dividend to its shareholders of record at the end of business on December 15, 2006 of one share of Common Stock in the Company for every one share of common stock of MedCom owned by its shareholders, such stock being distributed on March 1, 2007. This was a dividend of 86,770,504 shares of our Common Stock.  MedCom retained the balance of 60,000,000 shares of Common Stock. MedCom is a publicly traded Delaware corporation, headquartered in Scottsdale, Arizona, that provides innovative healthcare and financial transaction solutions for electronically processing HIPAA compliant transactions within the healthcare industry (EMED.OB).  MedCom provides a web portal service for physicians, clinics and hospitals and dentists that include the following services: real-time transactions including; patient eligibility, patient easy pay, credit/debit cards, and check guarantee.

The Company was incorporated in August 2006 in order to own and commercially develop the assigned patent which covers point-of-sale technology for the activation and processing of transactions related to debit styled cards, which include gift cards, phone cards and other stored value cards MedCom has assigned its patent number 6,032,859 to the Company upon its formation. The MedCom point-of-sale technology was created by MedCom as part of its card building technology endeavors in the 1990’s. The patent covers point-of-sale technology for the activation and processing of transactions related to debit styled cards, which include gift cards, phone cards and other stored value cards. New View Technologies, which was acquired by MedCom, developed the patent and all patents were assigned by New View Technologies to MedCom.

Plan of Operations

We were incorporated in Delaware in August of 2006 as Card Activation Technologies, Inc.

We believe we have the following principal competitive strengths, which positions us to further grow and become a dominant player in our industry:

➢	Card is incorporated in Delaware with the focus on the licensing of the proprietary patented technology for processing debit and gift card transactions.

➢
We have identified hundreds of retail chains who the company believes are presently utilizing our patented technology in the use of debit cards, gift cards, phone cards, affinity cards and value cards.

➢	We intend to generate revenues primarily by charging licensing fees to the retailers who are utilizing our patented technology

➢
Under an administrative services agreement between the MedCom and us, we have agreed to share certain administrative functions and personnel until we can establish our own administrative operating systems and hire its own personnel.

Our Growth Strategies

➢
The Company was incorporated for the purpose of licensing its technology to the thousands of current users and believes that many retailers, supermarkets, convenience stores, phone companies and others specialty retailers.

➢	The Company is looking at expanding its market and looks for an acquisition that complements the Company and generates revenues.

➢	Once we begin receiving royalties, we expect the revenues of such royalties shall permit us to be self-funding.

➢	We intend to require, wherever our patents apply, reasonable royalties in exchange for licensing our intellectual property.

➢	By providing a licensing model, we expect to be able to convert many, if not all, of these providers to licensees for our patented system.

Competition

Competition in the technology industry is intense. The main competition is the entities that are using fully loaded cards with a predetermined value that are not activated. Also as technologies advances there is always a risk of new technology and more competition.  The overall market of the gift and affinity cards is very large and represents a large method of sales for companies.  The gift cards are sold at many companies to generate a way of generating a new revenue model for those companies that are selling our patent technology.

The company is actively seeking to license its technology to the thousands of current users and believes that many retailers, gas stations, phone companies and others that utilize those stored value cards, such as gift and debit, infringe its patent.

Marketing

In developing our marketing approach, in November, 2006, we secured the services of the law firm of Orem and Roth LLC to begin the negotiations concerning the licensing of the proprietary patented technology.  As a result, the company is aggressively pursuing litigation against these infringers of our technology.

We intend to generate revenues primarily by charging licensing fees to the retailers who are utilizing our patented technology. We have identified hundreds of retail chains who the company believes are presently utilizing our patented point-of-sale technology for the activation and processing of transactions related to debit styled cards, which include gift cards, phone cards and other stored value cards

Patent Technology

In October 2006, MedCom transferred the patented technology to the company. Presently, the company has sent notice of our patented technology to numerous companies and initiated sixlawsuits against companies that have infringed patent and will continue to pursue the litigation against those companies that have infringed the company’s patent. Once the company is successful in the pursuit of the patent infringers and in its licensing program, we anticipate receiving the appropriate royalties from the use of our technology by third parties by allowing licensing arrangements to our technology and anticipated royalties for the use of our patent.  The company received, through a spin off, the ownership of a patent of MedCom USA Incorporated.  MedCom has assigned its patent number 6,032,859 to the Company upon its formation

Description of the Industry

From the increased use of phone cards populated with value by retailers to the expansion of gift cards at major department stores and big box stores, to the creation of affinity cards by retailers building customer loyalty, and the sale of these cards in supermarkets, convenience stores, coffee shops and other outlets, the implementation of card activation for consumers has been expanding greatly throughout the United States. Many retailers every day are adding this product availability to its sales efforts.

The Retail industry has adopted the method of activating cards at the time of purchase in order to reduce theft and cost of holding cards with pre-loaded values included. The retailer benefits significantly because it receives revenue from the customer and provides an interest free float on those monies until the customer actually utilizes the card for purchasing. This creates a tremendous profit opportunity for the retailer which has resulted in their encouragement of consumers to acquire gift cards as a gift solution.

The retailer also benefits because a percentage of the cards are not fully utilized or used at all thereby providing a 100% profit to the retailer for the amount not used.

The retailer benefits thirdly from consumers who may not normally frequent the store, but do so because they have a gift card and then often increment the sale above the value of the gift card with additional purchases.

Lastly, the retailer accrues a benefit by reducing returns of merchandise from unsatisfied customers who received merchandise as gifts.

Additional Information

Card files reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

Employees

As of fiscal year end September 30, 2007, the Company had two executive officers, Mr. Williams, President and CEO and Mr. Michael Malet our Executive Vice President. These gentlemen are employees of MedCom and do not receive any compensation from us at this time. All of our executive officers will be providing as much time as needed to the Company. We have no full or part-time employees. Presently our business activities are focused on the lawyers that are overseeing the patent legal work. The accounting costs will continue to be allocated between MedCom and ourselves.  The Company is not operating only in the capacity of protecting the patented technology.

ITEM 2.  DESCRIPTION OF PROPERTY.

 The Company has office space in Chicago under a monthly agreement on a month to month basis.  At present, we require little dedicated office space. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

As of September 30, 2006, we had initiated lawsuits against McDonald’s Corporation, Walgreen Co. and Sears Holding Corporation, Barnes & Noble, Aeropostale, Inc. and OfficeMax Inc.  In addition more than 300 letters have been sent to other retailers for infringing its payment transaction patent but no responses had been filed in those actions by the defendants. As of the date herein, there are no pending or threatened legal proceedings against the Company.

Card Activation, through its attorneys, has sent letters to over 300 potential infringers of the patent, placing the infringers on notice of the patent and seeking a license agreement under the patent.

Card Activation has sued six parties and to date Card Activation has settled a lawsuit with one alleged infringer.  That alleged infringer, McDonald Corporation, has taken a license under the patent.

The intellectual property attorneys are pursuing these cases on a contingent fee basis, whereby they will receive 35% of amounts recovered, if successful.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company submitted no matters to a vote of its security holders during the fiscal year ended September 30, 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Card common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.comunder the symbol “CDVT.”

At September 30, 2007, there were 146,000,000 shares of common stock of Card outstanding and there were approximately 681 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Card’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2007
First Quarter (October – December 2006)	$.0		$.0
Second Quarter (January – March 2007)	$.0		$.0
Third Quarter (April – June 2007)	$.0		$.0
Fourth Quarter (July – September 2007)	$.0	$	..0

Fiscal Year 2006
Fourth Quarter (July – September 2006)	$.0		$.0

Card has never paid dividends on any of its common stock shares. Card does not anticipate paying dividends at any time in the foreseeable future and any profits will be reinvested in Card’s business.  Card’s Transfer Agent and Registrar for the common stock is Corporate Stock Transfer located in Denver, Colorado.

Sale of Unregistered Securities

The Company did not have any Sales of Unregistered Securities during the fiscal year ended September 30, 2007.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management’s discussion and analysis contains statements that are forward-looking and involve risks and uncertainties.  Several factors could cause actual results to differ materially from those described in such forward-looking statements.  This includes the Company’s ability to manage growth, involvement in litigation, ongoing contractual relationships, and dependence upon key personnel, changes in customer demand for product and services, and the adoption of new, or changes in, accounting policies, practices and estimates and the application of such policies, practices, and estimates, and federal and state governmental regulation.
The following financial data should be read in conjunction with the consolidated financial statements of Card and related notes and other financial information appearing elsewhere in this report.

Critical Accounting Policies

Stock Based Compensation

In December 2004, the FASB issued a revision of SFAS No. 123 ("SFAS No. 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and is effective as of the beginning of January 1, 2006. Based on the number of shares and awards outstanding as of December 31, 2005 (and without giving effect to any awards which may be granted in 2006), we do not expect our adoption of SFAS No. 123(R) in January 2006 to have a material impact on the financial statements.

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS 123(R)-5 but it did not have a material impact on its consolidated results of operations and financial condition.

Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.
As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported.  A summary of significant accounting policies are detailed in notes to the financial statements which are an integral component of this filing.

Revenue Recognition

Revenue recognized the use of our patent technology by receiving royalties or licensing fees from the deployment of our technology. Revenue is recorded when sales are generated from third parties that have deployed our technology and generated sales from that technology.  Revenue is recognized from litigation and royalty payments from those companies that have violated our patented technology and entered into licensing agreements.  Revenue is recognized from the settlement of litigation and subsequent payment of royalties for the use of our patented technologies if any.  The Company recognizes revenue when a litigated matter is settled and a stipulated order has been entered into the court for the infringement of our patent.   We will recognize royalty revenue based on royalty reports received from settling parities that deploy our technology.  In accordance with contract terms, we will charge a royalty fee to patented users and each contract will be negotiated at the settlement of our law suits.  Although if parties chose to pay the entire life of the royalty we will deferred revenues amortized over the life of our patent.  We will recognize revenues as licensing revenue when our revenue recognition criteria have been met. Presently we do not have any licensing agreements executed that generate royalty payments.

Upon execution of our licensing agreement we will from time to time we exercise our right to conduct royalty audits pursuant to our contracts with customers. As a result of such audits we will recognize royalty revenue that relates to prior periods. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to those amounts are recognized in the period the adjustment is determined.

The Company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Statement of Operations Data
	Years Ended September 30,	Years Ended September 30,

	2007	2006
Revenues	$45,000	$-
Operating and Other Expenses	235,598	15,758

Net Loss	$(190,598)	$15,758

Balance Sheet Data:
	Years Ended September 30,	Years Ended September 30,

	2007	2006
Current Assets	$13,699	$-
Total Assets	13,699	-
Current Liabilities	40,235	15,758
Non Current Liabilities	165,142	-
Total Liabilities	205,377	15,758
Working Capital (Deficit)	(26,536)	(15,758)
Shareholders'Equity (Deficit)	$(191,678)	$(15,758)

The Company has declared no common stock dividends since its inception.

RESULTS OF OPERATIONS

Fiscal Year End September 30, 2007, Compared to Fiscal Year End September 30, 2006

We are a development stage company and have generated no revenues from the anticipated royalty income, except for a $45,000 settlement.

Liquidity and Capital Resources

The Company's operating requirements has been and will be funded primarily from its related party entity MedCom USA, Inc. The Company will use funds advanced MedCom. Currently, the Company costs are limited to professional fees and subject to a contingency fee from our patent litigation attorneys. We anticipate MedCom will continue to provide funds through a revolving line of credit of $250,000 which funds will be drawn down on an as needed basis until we begin to realize sufficient revenues from royalty payments.  Once we begin receiving royalties, we expect the revenues of such royalties shall permit us to be self-funding. In addition, the Company is looking at expanding its market and looks for an acquisition that complements the Company and generates revenues, although no such prospective acquisition candidates have been ascertained.

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

The Company has financed operations by advances from its parent, MedCom USA Incorporated, which total $165,141 to the Company through September 30, 2007.

Other Considerations

There are numerous factors that affect the business and the results of its operations.  Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for product services, and the ability to develop new services based on new or evolving technology and the market's acceptance of those new services, the Company’s ability to timely and effectively manage periodic product transitions, the services, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with the Company’s anticipated rapid growth.

ITEM 7.  FINANCIAL STATEMENTS

CARD ACTIVATION TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CARD ACTIVATION TECHNOLOGIES, INC.

We have audited the accompanying balance sheet of Card Activation Technologies, Inc. (A Development Stage Company) as of September 30, 2007 and the related statements of operations, changes in shareholders' deficit and cash flows for the years then ended September 30, 2007 and 2006 and for period from August 29, 2006 (inception) through September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Card Activation Technologies, Inc. (A Development Stage Company) as of September 30, 2007, and the results of their operations and its cash flows for the periods then ended September 30, 2007 and from August 29, 2006 (inception) through September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has operating and liquidity concerns, has incurred in a net losses approximately $206,000 during the period August 29, 2006 (inception) through September 30, 2007.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock.  There are no assurances that the Company will be successful in raising additional capital.

JEWETT, SCHWARTZ, WOLFE & ASSOCIATES
Hollywood, Florida
December 12, 2007

2514 HOLLYWOOD BOULEVARD, SUITE 508 ● HOLLYWOOD, FLORIDA 33020 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957
MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ● REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

CARD ACTIVATION TECHNOLOGIES INC.
(A Development Stage Company)
BALANCE SHEET

September 30, 2007
ASSETS

CURRENT ASSETS
Cash	$13,699
Total current assets	13,699

TOTAL ASSETS	$13,699

LIABILITIES AND STOCKHOLDERS' DEFIENCY:

CURRENT LIABILITIES:
Accounts payable	$40,235
Total current liabilities	40,235

Loans payable - Affiliate	165,142

Total liabilities	205,377

Commitments and Contingencies

STOCKHOLDERS' DEFICIENCY:
Preferred stock, $.001 par value, 1,000,000 shares authorized; zero shares issued and outstanding	-
Common stock, $.0001 par value, 175,000,000 shares authorized; 146,770,504 shares issued and outstanding	14,678
Accumulated deficit during the Development Stage	(206,356)
Total stockholders' deficit	(191,678)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$13,699

The accompanying notes are an integral part of these financial statements

CARD ACTIVATION TECHNOLOGIES INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006
AND FOR THE PERIOD FROM AUGUST 29, 2006 (INCEPTION) TO SEPTEMBER 30, 2007

	2007	2006	For the Period from August 29, 2006 (inception) to September 30, 2007
REVENUE
Litigation revenue	$45,000	$-	$45,000
Total	-	-	-

OPERATING EXPENSES:
General and Administrative	233,322	15,758	249,080
Sales and Marketing expenses	2,276	-	2,276
Total operating expenses	235,598	15,758	251,356
OPERATING LOSS	(190,598)	(15,758)	(206,356)

OTHER (INCOME) AND EXPENSES
Total other expense	-	-	-

LOSS BEFORE INCOME TAXES	(190,598)	(15,758)	(206,356)

INCOME TAX (BENEFIT) PROVISION	-	-	-

NET LOSS	$(190,598)	$(15,758)	$(206,356)

Weighted Average Common Share Outstanding:
Basic and diluted:	146,770,504	146,770,504

Net Loss Per Share
Basic and diluted:	$-	$-

The accompanying notes are an integral part of these financial statements

CARD ACTIVATION TECHNOLOGIES INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006
AND FOR THE PERIOD FROM AUGUST 29, 2006 (INCEPTION) TO SEPTEMBER 30, 2007

	Common Stock		Preferred Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Stock Issued August 29, 2006	14,677,504	$14,678	-	$-	$-	$14,678

Net loss	-	-	-	-	(15,758)	(15,758)

Balance as of September 30, 2006	14,677,504	$14,678	-	-	$(15,758)	$(1,080)

Net loss	-	-	-	-	(190,598)	(190,598)

Balance as of September 30, 2007	14,677,504	$14,678	-	$-	$(206,356)	$(191,678)

The accompanying notes are an integral part of these financial statements

CARD ACTIVATION TECHNOLOGIES INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006
AND FOR THE PERIOD FROM AUGUST 29, 2006 (INCEPTION) TO SEPTEMBER 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:	2007	2006	For the Period from August 29, 2006 (inception) to September 30, 2007
Net (loss)	$(190,598)	$(15,758)	$(206,356)
Adjustments to reconcile net income to net cash
(used in) operating activities:
Common stocks issued in spin off	14,678	-	14,678
Changes in assets and liabilities:
Accounts payable	40,235	-	40,235
Net cash used in operating activities	(135,685)	(15,758)	(151,443)

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-	-
Net cash from investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
	-	-	-
Loans from affiliates	149,384	15,758	165,142
Net cash provided by financing activities	149,384	15,758	165,142

INCREASE IN CASH	13,699	-	13,699
CASH, BEGINNING OF YEAR	-	-	-
CASH, END OF YEAR	13,699	-	13,699

The accompanying notes are an integral part of these financial statements

CARD ACTIVATION TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2007
AND FOR PERIOD FROM AUGUST 29, 2006 (INCEPTION) TO SEPTEMBER 30, 2007

NOTE 1 – BACKGROUND

Card Activation Technologies, Inc. (“Cardor The Company”) was incorporated in the state of Delaware on August 29, 2006. The Company is a development stage company and is a wholly owned subsidiary of MedCom USA, Incorporated (EMED.OB). The company received, through a spin off, the ownership of a patent of MedCom USA Incorporated. The company has not begun the process of operating this business and is still in the process of reviewing the impact of the patent infringement costs, and future cash flow from successful litigation. The Company was incorporated for the sole purpose of financing and litigation patent infringements related to the unauthorized use of electronic activation of phone, gift and infinity cards. Cardis incorporated in Delaware with the focus on the licensing of the proprietary patented technology of electronic activation of phone, gift and affinity cards

The MedCom Management intends to spin off Card Activation Technology, Inc. into a separately traded company. Under the current plan, shareholders will receive one share in the new entity for each share of MedCom they own on the record date. The MedCom Renewable card system patent was created by MedCom as part of its card building technology endeavors in the 1990's. The patent covers the technology and process for taking a card with a magnetic strip or other data capture mechanism and activating the card by downloading a determined monetary value onto the card for use at a later date for different types of transactions. This process can be utilized for prepaid phone cards, gift cards, and affinity cards. New View Technologies, which was acquired by MedCom in December 1996, developed the patent and all patents were assigned by New View Technologies to MedCom.

NOTE 2- GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had no revenues from operations in 2006.  During the period August 29, 2006 (Inception) through September 30, 2007the Company incurred net loss approximately of $206,356.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

NOTE 3– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Basis of Presentation

The Company has produced minimal revenue from its principal business and is a development stage company as defined by the Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development State Enterprises”.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Revenue Recognition

Revenue recognized the use of our patent technology by receiving royalties or licensing fees from the deployment of our technology. Revenue is recorded when sales are generated from third parties that have deployed our technology and generated sales from that technology.  Revenue is recognized from litigation and royalty payments from those companies that have violated our patented technology and entered into licensing agreements.  Revenue is recognized from the settlement of litigation and subsequent payment of royalties for the use of our patented technologies if any.  The Company recognizes revenue when a litigated matter is settled and a stipulated order has been entered into the court for the infringement of our patent.   We will recognize royalty revenue based on royalty reports received from settling parities that deploy our technology.  In accordance with contract terms, we will charge a royalty fee to patented users and each contract will be negotiated at the settlement of our law suits.  Although if parties chose to pay the entire life of the royalty we will deferred revenues amortized over the life of our patent.  We will recognize revenues as licensing revenue when our revenue recognition criteria have been met. Presently we do not have any licensing agreements executed that generate royalty payments.

Upon execution of our licensing agreement we will from time to time we exercise our right to conduct royalty audits pursuant to our contracts with customers. As a result of such audits we will recognize royalty revenue that relates to prior periods. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to those amounts are recognized in the period the adjustment is determined.

The Company recognizes product revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statement” which established that revenue can be recognized when persuasive evidence of an arrangement exists, the product has been shipped, all significant contractual obligations have been satisfied and collection is reasonably assured.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2007, cash and cash equivalents include cash on hand and cash in the bank.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

Research and Development

Costs are expensed as incurred.  There was no Research and Development expense for the year ended September 30, 2007.

Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No. 142. The Company holds one asset the cost basis of the development of the patent infringement litigation. The Company owns the patent technology of the electronic activation of gift, Affinity, and phone cards the patent had a cost basis of $13,100 of legal costs related to the establishment of the patent. MedCom impaired the entire value of the patent cost because there were not yet any proven revenues related to the patent infringement litigation.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no events or changesin circumstances that necessitated a review of impairment of long lived assets.

Income Taxes

Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of September 30, 2007, there were no potential dilutive instruments that could result in share dilution.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued liabilities, income tax payable and related party payable approximate fair value due to their most maturities.

Stock-Based Compensation

Statements of Financial Accounting Standards (“SFAS No.”) No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS No. 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

The Company accounts for stock awards issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.  Under SFAS No. 123 and EITF 96-18, stock awards to nonemployees are accounted for at their fair value as determined under Black-Scholes option pricing model.

In December 2004, the FASB issued a revision of SFAS No.123 ("SFAS No.123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No.123(R) replaces SFAS No.123 and is effective as of the beginning of January 1, 2006. Based on the number of shares and awards outstanding as of December 31, 2005 (and without giving effect to any awards which may be granted in 2006), we do not expect our adoption of SFAS No.123(R) in January 2006 to have a material impact on the financial statements.

In October 10, 2006 FASB Staff Position issued Financial Statement Position (“FSP”) FAS No. 123(R)-5 “Amended of FASB Staff Position FAS 123(R)-1 “Classification and Measurement of Freestanding Financial Instruments Originally issued in Exchange of Employee Services under FASB Statement No. 123(R)”.  The FAS provides that instruments that were originally issued as employee compensation and then modified, and that modifications made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company does not expect the adoption of FSPFAS No. 123(R)-5 to have a material impact on its results of operations and financial condition.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Scottsdale, Arizona.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $100,000.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date.  SFAS 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions.  If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact that this statement may have on the Company results of operations and financial position, and has yet to make a decision on the elective adoption of SFAS 159.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS No. 157 will have on its results of operations and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its results of operations and financial condition and is not currently in a position to determine such effects, if any.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06−3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06−3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06−3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06−3 is required to be adopted during the first quarter of fiscal year 2008. The Company is a development stage and taxes are currently not material to the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140” (SFAS 156”).  SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations.  Additionally, the servicing asset or servicing liability is initially measured by fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent reporting periods.  SFAS 156 is effective beginning Fiscal year 2008.  The Company does not expect the adoption of SFAS 156 to have a material effect on its results of operations and financial condition.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company has adopted SFAS 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

NOTE 4– SHARE CAPITAL

On August 29, 2006, the Company authorized 175,000,000 shares of common stock, at $.0001 par value and no shares were issued to its shareholders. The company authorized 1,000,000 of preferred shares at a par value of .001 and no shares were issued to its shareholders as of September 30, 2007.

NOTE 5- INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended September 30, 2007 and 2006 consist of the following:

	2007		2006
Current:
Federal	$		$
State

Deferred:
Federal		$150,890		$11.888
State		40,110		3,112
		191,000		15,000
Benefit from the operating loss carryforward		(191,000)		(15,000)

(Benefit) provision for income taxes, net		$-		$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	September 30,
	2007	2006

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	8.9%	8.9%

Effective tax rate	42.9%	42.9%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30,
	2007	2006

Net operating loss carryforward	191,000	15,000
Valuation allowance	(191,000)	(15,000)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $206,356 available to offset future taxable income through 2028.

NOTE 6- COMMITMENTS AND CONTIGENCIES

The Company has entered into various consulting agreements with outside consultants.  However, certain of these agreements included additional compensation on the basis of performance.  The consulting agreements are the key shareholders that are instrumental to the success of the company and its development of it product.

NOTE 7– RELATED PARTY

Card Activation is managed by its key officersand directorsWilliam P. Williamsand Mr. Michael Malet,asof September 30, 2007. Mr. Williams is the single largest shareholder, sole officer, and director of MedCom.

NOTE 8- NET LOSS PER SHARE

Restricted shares and warrants are not included in the computation of the weighted average number of shares outstanding during the periods. There are no restricted shares or warrants issued in the Capital of Card Activation. The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

NOTE 9– SUBSEQUENT EVENT

The company’s management consisted of William P. Williams CEO and Michael Malet Executive Vice President.  The company received a patented technology that litigation of patent infringement will ensue. The Company has sent out notice of patent infringements to over 300 very large retailers and unauthorized users of the company’s patent technology. The company is related to MedCom and the key officer and Directors will be the key to success to this development stage company.

In October 2007, Card issued 10,000,000 common shares in accordance with the separation agreement terms and conditions.

*  *  *  *  *  *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
 In August 13, 2007 our prior auditor resigned and the Company engaged the firm of Jewett, Schwartz, Wolfe & Associates.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended September 30, 2006.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent interim periods December 31, 2006, and March 31, 2007.

On August 13, 2007, Jewett, Schwartz, Wolfe & Associates ("JSW") was appointed as the independent auditor for the Card Activation Technologies, Inc. Inc. (the "Company") commencing with their review of the interim period ended June 30, 2007 and year ending September 30, 2007, and SE Clark & Company P.C. ("Clark") were dismissed as the independent auditors for the Company as of August 13, 2007. The decision to change auditors was approved by the audit committee of the Company's Board of Directors on August 13, 2007.

The report of Clark on the financial statements for either of the one most recent completed fiscal years did not contain any adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for the following:

“The  accompanying  financial  statements  have  been  prepared assuming that the Company  will  continue  as  a  going  concern.  As discussed in Note 1 to the financial statements, the accumulation of losses and shortage of capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note1.  The financial statements  do  not  include  any adjustments relating to the recoverability and classification  of  asset  carrying  amounts or the amount and classification of liabilities  that  might  result  should  the Company be unable to continue as a going  concern.

During the Company's one most recent annual report September 30, 2006, two prior interim quarters, March 31, 2007, and December 31, 2006, there were no disagreements with Clark on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Clark, would have caused it to make reference to the subject matter of the disagreements in connection with its report with respect to the financial statements of the Company.

During the Company's one most recent annual report September 30, 2006, two prior interim quarters March 31, 2007, and December 31, 2006, there were no "reportable events" as such term is described in Item 304(a)(1)(v) of Regulation S-B under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to the Company and we did not consult with JSW through any subsequent interim period proceeding such resignation, declination or dismissal with the former accountant, Clark.

During the Company's one most recent annual report September 30, 2006, two prior interim quarters March 31, 2007, and December 31, 2006, the Company did not consult with JSW through any subsequent interim periods proceeding such resignation, declination or dismissal with the form accountant Clark and with respect to the Company regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B under the Exchange Act and the related instructions to Item 304 of Regulation S-B) or a "reportable event" (as such term is described in Item 304(a)(1)(v) of Regulation S-B), or (iii) any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

We have engaged JSW as our independent registered public accounting firm. The Company’s financial statements are required to be performed in accordance with the procedures required by professional standards established by the Public Company Accounting Oversight Board of the Commission and auditing standards generally accepted in the United States.  These standards and qualifications do not vary from state to state and, accordingly, we believe that the selection of this independent registered accounting firm satisfies the requirements of the Commission. Rule SX 2-01 which requires that an accountant be licensed and in good standing under the laws of the place of the accountant’s residence or principal office.

The Company has furnished a copy of this Report to Clark and requested them to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company herein in response to Item 304(a) of Regulation S-K and, if not, stating the respects in which it does not agree. Clark has not responded within the time frames required to make this filing. The letter from Clark will be submitted when received with an amended filing.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principle Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principle Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2007 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended September 30, 2007. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-KSB as of September 30, 2007.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Director and Executive Officer

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title

William P. Williams	54	President and Chief Executive Officer, Director, Principle Accounting Officer

Michael Malet	60	Executive Vice President

William P. Williams, President and Chief Executive Officer, Principle Accounting Officer, Director

William P. Williams has been the Chairman, Chief Executive Officer of the Company since inception and has held the same positions with MedCom since August 2001. He is also currently Chief Executive Officer and Chairman of the Board for American Nortel Communications, Inc., a publicly traded company located in Scottsdale, Arizona, which is in the business of long-distance telephone service domestically, as well as internationally. From 1983 to 1995, he was President and Chairman of the Board of Shelton Financial, Inc., a financial factoring firm headquartered in San Antonio, Texas. Mr. Williams has a Bachelor of Arts and a Master of Business Administration in Finance from Baylor University

Michael Malet, Executive Vice President

Mr. Malet has served as Executive Vice President of MedCom since 2001. From 1998 to 2001 he was the chief operating office of MedCom. From 1995 to 1997 he was President of New View Technologies Inc. which manufactured on-line phone card vending machines and produced software for point-of-sale terminals for the activation of debit transactions and phone card/gift card activation. New View Technologies was purchased by MedCom in 1998. From 1986 to 1994 he was President of Keyosk Corporation, a manufacturer of on-line intelligent vending machines.

Audit Committee Financial Expert

The Company does not have an audit committee or a compensation committee of its board of directors. In addition, the Company’s board of directors has determined that the Company does not have an audit committee financial expert serving on the board. When the Company develops its operations, it will create an audit and a compensation committee and will seek an audit committee financial expert for its board and audit committee.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT 9.A. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS:

The Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely and the Company has instituted procedures to ensure compliance in the future.

ITEM 10.  EXECUTIVE COMPENSATION

At the present time, none of the company’s officers receive any compensation from the company. It is anticipated that once the company begins to generate revenues, the company’s Officers, will begin receiving compensation from the company, but the amount has yet to be determined. In addition, it is anticipated that the Company will provide the officers with normal and customary benefits, including health, vacation, expense reimbursement, and retirement plan contributions.

There is currently no arrangement with any of the officers to provide compensation for their executive services to the Company.

Non-Employee Director Compensation

The Company has no formal plan for Director Compensation, but anticipates that it will reimburse the reasonable and customary expenses of any future non-employee directors associated with their service on the board, including travel expenses and standard fees for attending board meetings. In addition, the Company has established the 2006 Stock Option Plan (the “Plan”) for employees, directors and consultants and reserved 1,000,000 shares for issuance under the Plan. At the date hereof, no options have been issued under this Plan.

Summary Compensation Table

The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and to all other executive officers for services rendered from August 26, 2006through September 30, 2007. Currently, William P. Williamsis the Chairman, Chief Executive Officer,President and Principle Financial Officer.

2007and 2006SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Securities Underlying Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William P Williams and	2007	0	0	0	0	0	0	0	0
Michael Malet	2006	0	0	0	0	0	0	0	0

OPTION EXERCISES AND STOCK VESTED TABLE
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
William P. Williams and Michael Malet	0	0	0	0

PENSION BENEFITS TABLE
Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
William P. Williams and Michael Malet	(1)	0	0	0

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
William P. Williams and Michael Malet	0	0	0	0	0

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William P. Williams and Michael Malet	$0-	0	$0-	0	0	0	$0-

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
William P. Williams and Michael Malet	2007 & 2006	0	0	0	0	0	0	0

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
William P. Williams and Michael Malet	2007 & 2006	0	0	0	0	0

Name	Benefit	Before Charge in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
William P. Williams And Michael Malet	Severance		0	0	0	0	0

Compensation of Directors

Mr. Williams isthe sole directors of the Company and are not being compensated for those services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The following table lists stock ownership of our Common Stock as of August 1, 2007. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of two directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stockbeneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class	Percentage of Class After Offering

William P. Williams 7975 N. Hayden Rd., Suite D333 Scottsdale, AZ 85258	Common Stock	6,979,833	4.8%	4.8%
Michael Malet 2102 Business Center Drive Suite G115 Irvine, CA 92612	Common Stock	792,001	0.5%	0.5%
All Officers and Directors As a Group (3 persons)	Common Stock	7,771,834	5.0%	5.0%
American Nortel Communications, Inc. 7975 N. Hayden Rd., Suite D333 Scottsdale, AZ 85258	Common Stock	21,505,469	14.6%	14.6%
MedCom USA, Incorporated 7975 N. Hayden Rd., Suite D333 Scottsdale, AZ 85258	Common Stock	60,000,000	40.9%	40.9%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has adopted an employee stock option plan, which acts as an incentive stock option plan, under which the Company’s officers, directors, consultants, and employees will be eligible to receive, in relevant part, either securities or stock options exercisable for the Company’s securities at exercise prices that may be equal to or lower than the offering price. The Company has reserved 1,000,000 shares of Common Stock for issuance under this plan. No options have been issued under this plan.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

The Company has authorized a total of 176,000,000 shares, consisting of 175,000,000 shares of Common Stock, par value $0.001 per share, and 1,000,000 shares of Preferred Stock, par value $0.001 per share. As of September 30, 2007, the Company had 146,770,504 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

Common Stock

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Dividends

Subject to preferences that may be applicable to any then-outstanding shares of Preferred Stock, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past. Further, the Company does not presently contemplate that there will be any future payment of any dividends on Common Stock.

Preferred Stock

Our board of directors has the authority to issue 1,000,000 shares of preferred stock in one or more series and to determine all of the rights, preferences, privileges and restrictions of the preferred stock. As of the date of this prospectus, the Company does not have any preferred stock issued or outstanding. If we issue any preferred stock in the future, it may have the effect of delaying or preventing a change in control without further action by our stockholders and may adversely affect the voting, dividend and other rights of the holders of our common stock. In addition, the issuance of preferred stock with voting and/or conversion rights may adversely affect the voting power of the holders of our common stock, including the loss of voting control to others.

Options

The Company has established a 2006 Stock Option Plan (the “Plan”) for employees, directors and consultants and reserved 1,000,000 shares for issuance under the Plan. At the time of this Offering, no options have been issued under this Plan.

Convertible Securities

At September 30, 2007, we have no convertible securities.

Amendment of our Bylaws

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our board of directors.

Transfer Agent

On September 30, 2007, the Company engaged Corporate Stock Transfer to serve in the capacity of transfer agent. Their mailing address and telephone number Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430. Denver, CO  80209 - Phone is (303) 282-4800.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDPENDENCE.

 During the year ended September 30, 2007, MedCom USA, Inc. advanced $165,142 to the Company.   The advances are generally short term in nature with an interest rate of 9% based on a revolving line of credit approved by MedCom to fund the Company’s operations.

The affiliated entity has previously advances funds to the Company and is also a significant shareholder of the Company.

ITEM 13.  EXHIBITS AND REPORTS.

Exhibits

3.1	Certificate of Incorporation of Card Activation Technologies Inc., filed with the Secretary of State of Delaware August 29, 2006(1)
3.2	Bylaws of Card Activation Technologies Inc. (1)
5.1	Opinion of Joseph I. Emas, Attorney at Law(1)
5.2	Tax Opinion of David Kozak, Esq. of Mohr Hackett, Pederson, Blakely, and Randolph, P.C. (1)
10.1	The Company 2006 Stock Option Plan(1)
10.2	Separation Agreement with MedCom(1)
10.3	Tax Sharing Agreement with MedCom(1)
10.4	Administrative Services Agreement with MedCom(1)
10.5	Revolving Line of Credit with Medcom USA Incorporated(1)
10.6	Settlement Agreement(1)
10.7	Licensing Agreement(1)
__________________________________________________

 (1). Incorporated by reference to the same exhibit filed with the Company’s Registration Statement on Form SB-2 Commission File No. 333-439677)

Reports on Form 8-K

8-K filed for change in principle auditor in August 13, 2007

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The aggregate fees billed by S.E. Clark & Company, PC. for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended September 30, 2006approximated $15,000.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for professional services rendered for the audit of the Company’s annual financial statements for fiscal years ended September 30, 2006and 2007 approximated $22,500.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for the review of the financial statementsincluded in the Company’s Forms 10-QSB for fiscal year 2007 approximated $4,500.

Audit-Related Fees.  The aggregate fees billed by S. E. Clark & Company, PC and Jewett, Schwartz, Wolfe & Associatesfor assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal yearsended September 30, 2007and 2006, and that are not disclosed in the paragraph captioned “Audit Fees”above, were $0 and $0, respectively.

Tax Fees.  The aggregate fees billed by S.E. Clark & Company and Jewett Schwartz Wolfe& Associates for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2007and 2006were $0.

All Other Fees.  The aggregate fees billed by S.E. Clark & Company and Jewett Schwartz Wolfe & Associates for products and services, other than the services described in the paragraphs “Audit Fees,”“Audit-Related Fees,”and “Tax Fees”above for the fiscal years ended September 30, 2007and 2006 approximated $6,000.

ITEM 15: SIGNATURES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	Card USA Incorporated
Date: December 26, 2007	By: /s/ William P. Williams

William P. Williams
Chairman, President Chief Executive Officer (Principle Executive Officer)

Date: December 26, 2007	By: /s/ William P. Williams

William P. Williams
Principle Financial Officer