Form 10QSB
period 2007-12-31
Card Activation Technologies Inc
filed 2008-02-14
CIK 1384522

U.S. Securities and Exchange Commission
Washington, D.C. 20549

____________________

FORM 10-QSB
____________________

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007.

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
Yes	No	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

The number of shares of the issuer’s common equity outstanding as of Februay 8, 2008 was 146,770,504 shares of common stock.

Transitional Small Business Disclosure Format (check one):
Yes	No	X

CARD ACTIVATION TECHNOLOGIES, INC.
INDEX TO FORM 10-QSB FILING
FOR THE THREE MONTHS ENDED December 31, 2007

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CARD ACTIVATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED BALANCES SHEET
AS OF DECEMBER 31, 2007

ASSETS:
December 31, 2007
(unaudited)
CURRENT ASSETS
Cash	$-
Prepaid expenses and other current assets	30,000
Total current assets	30,000

TOTAL ASSETS	$30,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

CURRENT LIABILITIES:
Bank overdraft	$3,430
Accounts payable	40,235
Total current liabilities	43,665

Notes payable - affiliates	250,142
TOTAL LIABILITIES	293,807

STOCKHOLDERS' DEFICIENCY:
Preferred stock, $.001 par value, 1,000,000 shares authorized; zero shares issued and outstanding	-
Common stock, $.0001 par value, 175,000,000 shares authorized; 164,414,717 shares issued and outstanding	16,441
Additional paid in capital	84,950
Accumulated deficit during the Development Stage	(365,198)
Total stockholders' deficit	(263,807)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$30,000

The accompanying notes are an integral part of these condensed financial statements.

CARD ACTIVATION TECHNOLOGIES INC.
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM AUGUST 29, 2006 (INCEPTION) TO DECEMBER 31, 2007
			For the Period
			from August 29, 2006
			(inception) to
	2007	2006	December 31, 2007
	(unaudited)	(unaudited)
REVENUE
Litigation revenue	$-	$-	$45,000
Total	-	-	-

OPERATING EXPENSES:
General and Administrative	138,007	79,296	387,087
Sales and Marketing expenses	20,836	-	23,111
Total operating expenses	158,843	79,296	410,198
OPERATING LOSS	(158,843)	(79,296)	(365,198)

OTHER (INCOME) AND EXPENSES
Total other expense	-	-	-

LOSS BEFORE INCOME TAXES	(158,843)	(79,296)	(365,198)

INCOME TAX (BENEFIT) PROVISION	-	-	-

NET LOSS	$(158,843)	$(79,296)	$(365,198)

Weighted Average Common Share Outstanding:
Basic and diluted:	164,375,456	14,677,504

Net Loss Per Share
Basic and diluted:	$(0.00)	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

CARD ACTIVATION TECHNOLOGIES INC.
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
AND FOR THE PERIOD FROM AUGUST 29, 2006 (INCEPTION) TO DECEMBER 31, 2007
			For the Period
			from August 29, 2006
			(inception) to
	2007	2006	December 31, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(158,843)	$(79,296)	$(365,198)
Adjustments to reconcile net income to net cash (used in) operating activities:
Common stocks issued in spin off	-	14,677	14,677
Common stocks issued in conjunction with related party issuance	1,764		1,764
Common stocks issued for services	84,950		84,950
Changes in assets and liabilities:
Prepaid expenses	(30,000)	-	(30,000)
Accounts Payable	-	21,977	40,235
Net cash used in operating activities	(102,129)	(42,642)	(253,572)

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-	-
Net cash from investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	3,430	-	3,430
Proceeds from affiliates loans	85,000	42,642	250,142
Net cash provided by financing activities	88,430	42,642	253,572

DECREASE IN CASH	(13,699)	-	-
CASH, BEGINNING OF YEAR	13,699	-	-
CASH, END OF YEAR	-	-	-

The accompanying notes are an integral part of these condensed financial statements

CARD ACTIVATION TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2007 and 2006
AND FOR THE PERIOD FROM AUGUST 29, 2006 (INCEPTION) TO DECEMBER 31, 2007

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

The patent was transferred to the Company by MedCom USA, Incorporated (“MedCom”) on the formation of the Company and in exchange for 146,770,504 shares of Common Stock.  On October 31, 2006, the MedCom board of directors declared a stock dividend to its shareholders of record at the end of business on December 15, 2006 of one share of Common Stock in the Company for every one share of common stock of MedCom owned by its shareholders, such stock being distributed on March 1, 2007. This was a dividend of 86,770,504 shares of our Common Stock.  MedCom retained the balance of 60,000,000 shares of Common Stock. MedCom is a publicly traded Delaware corporation, headquartered in Scottsdale, Arizona, that provides innovative healthcare and financial transaction solutions for electronically processing HIPAA compliant transactions within the healthcare industry(EMED.OB).  MedCom provides a terminal based service package and a compatible web portal add-on for physicians, clinics and hospitals and dentists that include the following services: real-time transactions including; patient eligibility, referrals, claims status and service authorizations, 100% paperless claims processing, patient easy pay, credit/debit cards, and check guarantee.

The Company is a development stage company that was incorporated in August 2006 in order to own and commercially develop the assigned patent which covers debit and gift card transactions. This process is utilized for debit cards, prepaid phone cards, gift cards, and affinity cards, and other cards. As of the date of this prospectus, we have never entered into any patent license agreements.

2.  BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited Condensed Consolidated financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2007 and 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s 10-SB and Annual Report for the fiscal year ended September 30, 2007.

3. GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operation and had minimal revenues from operations the three months ended December 31, 2007.  For the three months ended December 31, 2007 the Company had a net loss of $158,843 and as of December 31, 2007 had an accumulated deficit of $365,198.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

4. EQUITY

During three months ended December 31, 2007 and 2006:

Quarter Ended	Stock issued
for Services
December 31, 2006	-

Total Issued	-

December 31, 2007	17,644,213

Total Issued	17,644,213

The Company has issued shares of its common stock as consideration to shareholders as part of their investment in MedCom USA, Inc. and affiliate of Card for the fair value of the investment in the amount of 17,144,213 common shares.  The Company also issued shares of its common stock as consideration to consultants for the fair value of the services rendered in the amount of 500,000 common shares.  The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were entered into for the services and the value of services rendered.   The values of these common shares issued were expensed during the year.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

Overview

Plan of Operations

We were incorporated in Delaware in August of 2006 as Card Activation Technologies, Inc.

We believe we have the following principal competitive strengths, which positions us to further grow and become a dominant player in our industry:

➢	CAT is incorporated in Delaware with the focus on the licensing of the proprietary patented technology for processing debit and gift card transactions.

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

Our Growth Strategies

➢
The Company was incorporated for the sole purpose of financing and litigation patent infringements related to the unauthorized use of our patented technology for the processing of debit, gift and other cards.

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

The Company believes that debit styled cards, which include gift cards, infringe the patent when the gift card is activated, when the gift card is used for purchasing items or when value is added to the gift card by the method disclosed in the patent.  The method, in general terms, requires that the card be processed through a counter-top terminal, and therefore processing a step through a terminal other than a counter top terminal would not infringe the patent.  As part of the due diligence involved in this matter, the professionals studies specific examples of counter top processing systems and conducted research into the magnitude of transactions involving the use of debit styled cards, which include gift cards.

Patent Technology

In October 2006, MedCom transferred the patented technology to the company. Presently, the company has sent notice of our patented technology to numerous companies and initiated three lawsuits against companies that have infringed patent and will continue to pursue the litigation against those companies that have infringed the company’s patent. Once the company is successful in the pursuit of the patent infringers and in its licensing program, we anticipate receiving the appropriate royalties from the use of our technology by third parties by allowing licensing arrangements to our technology and anticipated royalties for the use of our patent. The company received, through a spin off, the ownership of a patent of MedCom USA Incorporated.  MedCom has assigned its patent number 6,032,859 to the Company upon its formation

McDonald’s Corporation and the Company settled the infringement suit on February 27, 2007, pursuant to the terms and conditions of a settlement agreement between the parties (the “Settlement Agreement”).”  Under the terms and conditions of the Settlement Agreement, the Company received $45,000 and McDonald’s Corporation was granted the Licensed Patents (.S. Patent No. 6,032,859) pursuant to a Patent License and Covenant Not to Sue. There were no other material provisions in the Settlement agreement or Patent License and Covenant Not to Sue.

CAT has filed several patent infringement actions, which are all pending in the Federal District Court for the Northern District of Illinois.  On October 13, 2006 CAT filed an infringement action against Walgreen Co.On November 28, 2006 a patent infringement suit was filed against Sears Holding Corporation. CAT filed infringement suits against Barnes & Noble, Inc. and Aeropastale, Inc. on March 2, 2007.  CAT also filed infringement actions against OfficeMax, Inc. and TJX Companies, Inc. on May 1, 2007 and November 6, 2007, respectively.

Results of Operations

We are a development stage company and have generated revenues consisting of a $45,000 settlement from McDonalds Corporation.

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

The Company has financed operations by advances from its parent, MedCom USA Incorporated which total $250,141 through December 31, 2007.

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

Stock Based Compensation

In December 2004, the FASB issued a revision of SFAS No. 123 ("SFAS No. 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and is effective as of the beginning of January 1, 2006. Based on the number of shares and awards outstanding as of December 31, 2005(and without giving effect to any awards which may be granted in 2006), we do not expect our adoption of SFAS No. 123(R) in January 2006 to have a material impact on the financial statements.

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

Common Stock

During three months ended December 31, 2007 and 2006:

The Company has issued shares of its common stock as consideration to shareholders as well as considered to consultant for the fair value of the investment in the amount of 17,644,213 common shares.  The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were entered into for the services and the value of services rendered.   The values of these common shares issued were expensed during the year.

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

b.	Changes in Internal Control over Financial Reporting

During the Quarter ended December 31, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of December 31, 2007, we had initiated lawsuits against McDonald’s Corporation, Walgreen Co. and Sears Holding Corporation, Barnes & Noble, Aeropostale, Inc., OfficeMax Inc  In addition more than 500 letters have been sent to other retailers for infringing its payment transaction patent As of the date herein, there are no pending or threatened legal proceedings against the Company.

Card Activation, through its attorneys, has sent letters to over 500 potential infringers of the patent, placing the infringers on notice of the patent and seeking a license agreement under the patent.

Card Activation has sued seven parties and to date Card Activation has settled a lawsuit with one alleged infringer.  That infringer, McDonald Corporation, has taken a license under the patent.

The intellectual property attorneys are pursuing these cases on a contingent fee basis, whereby they will receive 35% of amounts recovered, if successful.

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended December 31, 2007.  The Company issued 17,644,213 in common stock for services rendered by consultant and professionals.  The company recorded those common stock as an expense to the financial statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended December 31, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended December 31, 2007.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Card Activation Technologies, Inc.
Date: February 12, 2008	By: /s/ William P. Williams
William P. Williams
Chairman, President Chief Executive Officer (Principle Executive Officer)