Form 10-Q
period 2008-03-31
Card Activation Technologies Inc
filed 2008-05-15
CIK 1384522

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________
FORM 10-Q
____________________
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from N/A to N/A
__________________

Commission File No. 0-52556
____________________
Card Activation Technologies, Inc.
(Name of small business issuer as specified in its charter)

Delaware	20-5769015
State of Incorporation	IRS Employer Identification No.

 53 West Jackson Blvd., Suite 1618
Chicago, Illinois 60604-3749

 (Address of principal executive offices)
(312) 972-1662
 (Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☒     No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non–Accelerated filer ☐	Small Business Issuer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2008
Common stock, $0.001 par value	164,614,717

CARD ACTIVATION TECHNOLOGIES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED March 31, 2008

PART I

CERTIFICATIONS

Exhibit 31 – Management certification	17-18

Exhibit 32 – Sarbanes-Oxley Act	19-20

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CARD ACTIVATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED BALANCES SHEETS

ASSETS:
	March 31, 2008	September 30, 2007
	(unaudited)
CURRENT ASSETS
Cash	$41,734	$13,699
Prepaid expenses and other current assets	30,000	-
Total current assets	71,734	13,699

TOTAL ASSETS	$71,734	$13,699

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

CURRENT LIABILITIES:
Accounts payable	$33,235	$40,235
Total current liabilities	33,235	40,235

Notes payable - affiliates	261,141	165,142
TOTAL LIABILITIES	294,377	205,377

STOCKHOLDERS' DEFICIENCY:
Preferred stock, $.001 par value, 1,000,000 shares authorized; zero shares issued and outstanding
Common stock, $.0001 par value, 175,000,000 shares authorized; 164,614,717 and 146,770,504 shares issued and outstanding as of March 31, 2008 and September 30, 2007	16,461	14,678
Additional paid in capital	126,930	-
Accumulated deficit during the Development Stage	(366,034)	(206,356)
Total stockholders' deficit	(222,643)	(191,678)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$71,734	$13,699

The accompanying notes are an integral part of these condensed financial statements.

CARD ACTIVATION TECHNOLOGIES INC.
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007
AND FOR THE PERIOD FROM AUGUST 29, 2006 (INCEPTION) TO MARCH 31, 2008

					For the Period
					from August 29, 2006
	Three Months Ended		Six Months Ended		(inception) to
	2008	2007	2008	2007	March 31, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Litigation revenue	$-	$-	$-	$-	$45,000
Total	-	-	-	-	-

OPERATING EXPENSES:
General and Administrative	836	15,000	138,842	94,296	387,922
Sales and Marketing expenses	-	-	20,837	-	23,112
Total operating expenses	836	15,000	159,679	94,296	411,034
OPERATING LOSS	(836)	(15,000)	(159,679)	(94,296)	(366,034)

OTHER (INCOME) AND EXPENSES
Total other expense	-	-	-	-	-

LOSS BEFORE INCOME TAXES	(836)	(15,000)	(159,679)	(94,296)	(366,034)

INCOME TAX (BENEFIT) PROVISION	-	-	-	-	-

NET LOSS	$(836)	$(15,000)	$(159,679)	$(94,296)	$(366,034)

Weighted Average Common Share Outstanding:
Basic and diluted:	164,614,717	14,677,504	164,614,717	14,677,504

Net Loss Per Share
Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

CARD ACTIVATION TECHNOLOGIES INC.
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007
AND FOR THE PERIOD FROM AUGUST 29, 2006 (INCEPTION) TO MARCH 31, 2008

			For the Period
			from August 29, 2006
			(inception) to
	2008	2007	March 31, 2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(159,679)	$(94,296)	$(366,034)
Adjustments to reconcile net income to net cash (used in) operating activities:
Common stocks issued in spin off	-	14,677	14,677
Common stocks issued in conjunction with related party issuance	1,764		1,764
Common stocks issued for services	84,950		84,950
Changes in assets and liabilities:
Prepaid expenses	(30,000)	32,736	(30,000)
Accounts payables	(7,000)		33,235
Net cash used in operating activities	(109,965)	(46,883)	(261,408)

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-	-
Net cash from investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the sale of common stock	42,000	-	42,000
Loans from affiliates	96,000	46,883	261,142
Net cash provided by financing activities	138,000	46,883	303,142

INCREASE IN CASH	28,035	-	41,734
CASH, BEGINNING OF YEAR	13,699	-	-
CASH, END OF YEAR	41,734	-	41,734

The accompanying notes are an integral part of these condensed financial statements

CARD ACTIVATION TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS THREE AND SIX MONTHS ENDED MARCH 31, 2008 and 2007

NOTE 1.  DESCRIPTION OF BUSINESS

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

NOTE 2.  BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended September 30, 2007.

NOTE 3. GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of ($366,034) since inception.  The Company’s activities to date have been funded by its affiliate company, MedCom USA, Inc and the existing business plan requires a $1.0 to $2.0 million investment over the next several years to implement the acquisition and litigation of patent infringements.  There is no assurance that additional funds of this magnitude will be advanced by the affiliate company or that sufficient investor interest will be developed to provide this level of funding. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - RECENT PRONOUNCEMENTS

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets  under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007 as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview

Plan of Operations

We were incorporated in Delaware in August of 2006 as Card Activation Technologies, Inc. ("CAT")

We believe we have the following principal competitive strengths, which positions us to further grow and become a dominant player in our industry:

➢	CAT is incorporated in Delaware with the focus on the licensing of the proprietary patented technology for processing debit and gift card transactions.

➢	We have identified hundreds of retail chains who management believes are presently utilizing our patented technology in the use of debit cards, gift cards, phone cards, affinity cards and value cards.

➢	We intend to generate revenues primarily by charging licensing fees to the retailers who are utilizing our patented technology

➢
Under an administrative services agreement between MedCom and us, we have agreed to share certain administrative functions and personnel until we can establish our own administrative operating systems and hire our own personnel.

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

COMPETITION

Competition in the technology industry is intense. The main competition are the entities that are using fully loaded cards with a predetermined value that are not activated. Also as technologies advances there is always a risk of new technology and more competition.  The overall market of the gift and affinity cards is very large and represents a large method of sales for companies.  The gift cards are sold by many companies to generate new revenue and such companies are using our patent technology.

The Company believes that debit styled cards, which include gift cards, infringe the patent when the gift card is activated, when the gift card is used for purchasing items or when value is added to the gift card by the method disclosed in our patent.  The method, in general terms, requires that the card be processed through a counter-top terminal, and therefore processing a step through a terminal other than a counter top terminal would not infringe the patent.  As part of the due diligence involved in this matter, the professionals studies specific examples of counter top processing systems and conducted research into the magnitude of transactions involving the use of debit styled cards, which include gift cards.

Patent Technology

In October 2006, MedCom transferred the patented technology to us. Presently, we have sent notice of our patented technology to numerous companies and initiated seven lawsuits against companies that have infringed patent and will continue to pursue the litigation against those companies that have infringed our patent. Once we are successful in the pursuit of the patent infringers and in its licensing program, we anticipate receiving the appropriate royalties from the use of our technology by third parties by allowing licensing arrangements to our technology and anticipated royalties for the use of our patent. The Company received, through a spin off, the ownership of a patent of MedCom USA Incorporated.  MedCom has assigned its patent number 6,032,859 to the Company upon its formation

McDonald’s Corporation and the Company settled an infringement suit on February 27, 2007, pursuant to the terms and conditions of a settlement agreement between the parties (the “Settlement Agreement”).”  Under the terms and conditions of the Settlement Agreement, the Company received $45,000 and McDonald’s Corporation was granted the Licensed Patents (.S. Patent No. 6,032,859) pursuant to a Patent License and Covenant Not to Sue. There were no other material provisions in the Settlement agreement or Patent License and Covenant Not to Sue.

CAT has filed several patent infringement actions, which are all pending in the Federal District Court for the Northern District of Illinois.  On October 13, 2006 CAT filed an infringement action against Walgreen Co. On November 28, 2006 a patent infringement suit was filed against Sears Holding Corporation CAT filed infringement suits against Barnes & Noble, Inc. and Aeropastale, Inc. on March 2, 2007.  CAT also filed infringement actions against OfficeMax, Inc. and TJX Companies, Inc. on May 1, 2007 and November 6, 2007, respectively.

CAT won a significant court ruling on March 20, 2008 in its lawsuit against major retailers Barnes & Nobles and Aeropostale in Federal District Court which further contributed to the validation of CAT’s patent and its technology.

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

The Company has financed operations by advances from its parent, MedCom USA Incorporated, which total $261,141 through March 31, 2008.

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

Common Stock

During Six Months ended March 31, 2008 and 2007:

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

During the six months ended March 31, 2008, the Company issued 200,000 shares of its common stock for $42,000.  The shares were issued to third parties in a private placement of the Company’s common stock.  The shares were sold at $.21 per share.

Additional Information

CAT files reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the litigation of our patent technology.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of, March 31, 2008, we had initiated lawsuits against McDonald’s Corporation (which we settled), Walgreen Co. and Sears Holding Corporation, Barnes & Noble, Aeropostale, Inc., OfficeMax Inc.  In addition more than 600 letters have been sent to other retailers for infringing its payment transaction patent.  As of the date herein, there are no pending or threatened legal proceedings against the Company.

CAT, through its attorneys, has sent letters to over 600 potential infringers of the patent, placing the infringers on notice of the patent and seeking a license agreement under the patent.

CAT has sued seven parties and to date CAT has settled a lawsuit with one alleged infringer.  That infringer, McDonald Corporation, has taken a license under the patent.

The intellectual property attorneys are pursuing these cases on a contingent fee basis, whereby they will receive 35% of amounts recovered, if successful.

ITEM 1A - Risk Factors

I. Risk Factors That May Affect Our Results of Operations and Financial Condition

You should carefully consider the following risk factors before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline and you may lose all or a part of your investment.

Our Common Stock Is Subject To Penny Stock Regulation

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

The Liquidity Of Our Common Stock Is Seriously Limited And There Is A Limited Market For Our Common Stock

Our stock is currently being traded on the NASDAQ Over-The-Counter Bulletin Board, and the liquidity of our common stock is limited. The Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time.

II.  Risks Associated with Our Current Stage of Business

Management May Not Run the Company in a Profitable Manner and If It Does Not You May Lose Your Entire Investment:

The company has not been profitable since inception and is still a development stage company under FASB 7.

We May Not Have Access to Sufficient Capital to Pursue our litigation and therefore Would Be Unable to Achieve Our Planned Future Growth:

We intend to pursue a growth strategy that includes development of the CAT business and technology.  Currently we have limited capital which is insufficient to pursue our plans for development and growth.  Our ability to implement our growth plans will depend primarily on our ability to obtain additional private or public equity or debt financing.  We are currently seeking additional capital.  Such financing may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us.  Our failure to obtain additional capital will have a material adverse effect on our business.

We Depend Upon Key Management Personnel and the Loss of Any of Them Would Seriously Disrupt Our Operations:

Two of our directors have full time employment outside the Company and are available to participate in management decisions, meetings, and conferences in person and telephonically with council. The directors also attend settlement conferences, trade shows and investor conferences to promote the company.  None of our directors have entered into written employment agreements with us and none is expected to do so in the foreseeable future.  In the event of competing demands for their time, these two outside directors may grant priority to their full time positions rather than to us.

Our Lack of Diversification In Our Business Subjects Investors to a Greater Risk of Losses:

All of our efforts are focused on the development and growth of that business and its technology in an unproven area.  Although the patent litigation is substantial, we can make no assurances that the marketplace will accept the litigation settlements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the six months ended March 31, 2008, except as follows:

We issued 17,644,213 in common stock for services rendered by consultant and professionals.  The stock was issued to consultants and, employees based up on the separation agreement related with MedCom,deferred compensations, investors, professional services rendered, for services rendered for services provided to the company in lieu of cash payments.  We recorded that common stock as an expense to the financial statements. The issuance of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

We sold 200,000 shares of common stock at $.21 per shares for $42,000 in cash to a third party in a private placement.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2008.

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
May 15, 2008

William P. Williams
Chairman, President Chief Executive Officer (Principle Executive Officer)