Form 10-Q
period 2008-06-30
Card Activation Technologies Inc
filed 2008-08-14
CIK 1384522

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________
FORM 10-Q
____________________
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

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
Large accelerated filer ☐	Accelerated filer ☐	Non–Accelerated filer ☐	Small Business Issuer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2008
Common stock, $0.001 par value	169,143,289

CARD ACTIVATION TECHNOLOGIES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHSENDED June 30, 2008

PART I

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CARD ACTIVATION TECHNOLOGIES, INC.
(A Development Stage Company)
CONDENSED BALANCES SHEETS

ASSETS:
	June 30, 2008	September 30, 2007
	(unaudited)	(Audited)
CURRENT ASSETS
Cash	$16,076	$13,699
Prepaid expenses and other current assets	20,000	-
Notes receivable - affiliate	321,009	-
Total current assets	357,085	13,699

TOTAL ASSETS	$357,085	$13,699

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable	$20,736	$40,235
Total current liabilities	20,736	40,235

Notes payable - affiliates	-	165,142
TOTAL LIABILITIES	20,736	205,377

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 1,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $.0001 par value, 175,000,000 shares authorized; 169,143,289 and 146,770,504 shares issued and outstanding as of June 30, 2008 and September 30, 2007	16,914	14,678
Additional paid-in capital	914,427	-
Accumulated deficit during the Development Stage	(594,992)	(206,356)
Total stockholders' deficit	336,349	(191,678)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$357,085	$13,699

The accompanying notes are an integral part of these condensed financial statements.

CARD ACTIVATION TECHNOLOGIES INC.
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007
AND FOR THE PERIOD FROM AUGUST 29, 2006 (INCEPTION) TO JUNE 30, 2008

					For the Period
					from August 29, 2006
	Three Months Ended		Nine Months Ended		(inception) to
	2008	2007	2008	2007	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Litigation revenue	$-	$45,000	$-	$45,000	$45,000
Total	-	45,000	-	45,000	45,000

OPERATING EXPENSES:
General and administrative	190,150	55,100	328,992	149,395	578,072
Sales and marketing expenses	38,807	-	59,644	-	61,920
Total operating expenses	228,957	55,100	388,636	149,395	639,992
OPERATING LOSS	(228,957)	(10,100)	(388,636)	(104,395)	(594,992)

OTHER (INCOME) AND EXPENSES
Total other expense	-	-	-	-	-

LOSS BEFORE INCOME TAXES	(228,957)	(10,100)	(388,636)	(104,395)	(594,992)

INCOME TAX (BENEFIT) PROVISION	-	-	-	-	-

NET LOSS	$(228,957)	$(10,100)	$(388,636)	$(104,395)	$(594,992)

Weighted Average Common Share Outstanding:
Basic and diluted:	160,162,234	146,770,504	163,049,926	146,770,504

Net Loss Per Share
Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

CARD ACTIVATION TECHNOLOGIES INC.
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007
AND FOR THE PERIOD FROM AUGUST 29, 2006 (INCEPTION) TO JUNE 30, 2008

			For the Period
			from August 29, 2006
			(inception) to
	2008	2007	June 30, 2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(388,636)	$(104,395)	$(594,992)
Adjustments to reconcile net income to net cash (used in) operating activities:
Common stocks issued in spin off	-	14,677	14,677
Common stocks issued for services	271,950	-	271,950
Common stocks issued in conjuction with related party issuance	1,764	-	1,764
Changes in assets and liabilities:
Prepaid expenses	(20,000)	-	(20,000)
Accounts payables	(19,500)	40,235	20,736
Net cash used in operating activities	(154,422)	(49,483)	(305,865)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans to affiliates	(321,009)	-	(321,009)
Net cash from investing activities	(321,009)	-	(321,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	2,600	-
Repayment of notes from affiliate	(261,142)	-	-
Proceeds from the sale of common stock	642,950	-	642,950
Loans from affiliates	96,000	46,883	-
Net cash provided by financing activities	477,808	49,483	642,950

INCREASE IN CASH	2,377	-	16,076
CASH, BEGINNING OF YEAR	13,699	-	-
CASH, END OF YEAR	16,076	-	16,076

The accompanying notes are an integral part of these condensed financial statements

CARD ACTIVATION TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

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

NOTE 2.  BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended September 30, 2007.

NOTE 3.  GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $(594,992) since inception.  The Company’s activities to date have been funded by its affiliate company, MedCom USA, Inc. and the existing business plans require $1.0 to $2.0 million over the next several years to implement the acquisition and litigation of patent infringements.  There is no assurance that additional funds of this magnitude will be advanced by the affiliate company or that sufficient investor interest will be developed to provide this level of funding. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion ( Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective as of January 1, 2009 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, and (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)).  This Statement replaces the original SFAS No. 141.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No. 160).  This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115” (SFAS No. 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option will have a material effect on its financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company is unable at this time to determine the effect that its adoption of SFAS No. 157 will have on its results of operations and financial condition.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its results of operations and financial condition.

NOTE 5.  RELATED PARTY

The Company anticipates MedCom USA Incorporated will continue to provide funds through a revolving line of credit of $250,000 which funds will be drawn down on and as needed basis until the Company begins to realize sufficient revenues from royalty payments.

The Company has financed operations for the raise of capital through a private placement.  The Company repaid the line of credit and advanced funds to its parent, MedCom USA Incorporated which total $321,009 through June 30, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Letter of Intent

CAT has entered into a letter of intent to purchase intellectual property of PayMed USA, LLC a Nevada Limited Liability Company (“PayMed”).  Upon the closing of the definitive agreement CAT will issue five million (5,000,000) common stock in exchange for PayMed.  The aggregate consideration will be paid in three tranches of (i) 3,000,000 common shares to be issued a closing; (ii) 1,000,000 common shares issued with in ten (10) equal monthly installments commencing on the one-month anniversary of the closing date; and (iii) the remaining 1,000,000 to be held back by CAT to satisfy the indemnification obligations of PayMed’s members and released twelve (12) months after the closing of the Transaction after adjustments to reflect any such claims.  We are pursing this acquisition but can provide no assurances that this acquisition will be consummated.

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

Patent Technology

In October 2006, MedCom transferred the patented technology to the company. Presently, the company has sent notice of our patented technology to numerous companies and initiated seven lawsuits against companies that have infringed patent and will continue to pursue the litigation against those companies that have infringed the company’s patent. Once the company is successful in the pursuit of the patent infringers and in its licensing program, we anticipate receiving the appropriate royalties from the use of our technology by third parties by allowing licensing arrangements to our technology and anticipated royalties for the use of our patent. The company received, through a spin off, the ownership of a patent of MedCom USA Incorporated.  MedCom has assigned its patent number 6,032,859 to the Company upon its formation

McDonald’s Corporation and the Company settled the infringement suit on February 27, 2007, pursuant to the terms and conditions of a settlement agreement between the parties (the “Settlement Agreement”).”  Under the terms and conditions of the Settlement Agreement, the Company received $45,000 and McDonald’s Corporation was granted the Licensed Patents (.S. Patent No. 6,032,859) pursuant to a Patent License and Covenant Not to Sue. There were no other material provisions in the Settlement agreement or Patent License and Covenant Not to Sue.

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

Liquidity and Capital Resources

The Company's operating requirements has been and will be funded primarily from its related party entity MedCom USA, Inc. through a multi-advance promissory note.  The Company will use funds advanced MedCom. Currently, the Company costs are limited to professional fees and subject to a contingency fee from our patent litigation attorneys. We anticipate MedCom will continue to provide funds through a revolving line of credit of $250,000 which funds will be drawn down on an as needed basis until we begin to realize sufficient revenues from royalty payments.  Once we begin receiving royalties, we expect the revenues of such royalties shall permit us to be self-funding. In addition, the Company is looking at expanding its market and looks for an acquisition that complements the Company and generates revenues, although no such prospective acquisition candidates have been ascertained.

In the six months ended March 31, 2008 17,644,213 commons shares were issued for services rendered from consultants and professionals, separation agreements and shares to third parties.  The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were entered into for the services for the and the value of those services rendered.  The values of these common shares issued were expensed.

During three months ended June 30, 2008 the Company has issued 1,100,00 common shares of its common stock as consideration to consultants, professionals and an employee in a separation agreement for the fair value of the services for the three months ended June 30, 2008 common shares.  The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were entered into for the services and the value of services rendered.   The values of these common shares issued were expensed during the quarter.

During the six month ended March 31, 2008 the Company issued 200,000 shares of its common stock for $42,000.  The shares were issued to third parties in a private placement of the Company’s common stock.  The shares were sold between $.17 and $.21 per share.  During the three months ended June 30, 2008, the Company issued 3,428,572 shares of its common stock for $600,950.  The shares were issued to third parties in a private placement of the Company’s common stock.  The shares were sold at $.18 per share.

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

The Company has financed operations the raise of capital through a private placement.  The Company repaid the line of credit and advanced funds to its parent, MedCom USA Incorporated which total $321,009 through June 30, 2008.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the litigation of our patent technology that is still under litigation.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of, June 30, 2008, we had initiated lawsuits against McDonald’s Corporation, Walgreen Co. and Sears Holding Corporation, Barnes & Noble, Aeropostale, Inc., OfficeMax Inc.  In addition more than 600 letters have been sent to other retailers for infringing its payment transaction patent.  As of the date herein, there are no pending or threatened legal proceedings against the Company.

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

On April 29, 2008, a suit was initiated in the District Court of Arizona against us and another entity as nominal defendants, and our chief executive officer by an employee of the Company.    The Company settled the case as per the separation agreement with the employee for 1,000,000 common shares of the Company.

ITEM 1A.  Risk Factors

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

Our Lack of Diversification In Our Business Subjects Investors to a Greater Risk of Losses:

Since the spin off of CAT, all of our efforts are focused on the development and growth of that business and its technology in an unproven area.  Although the patent litigation is substantial, we can make no assurances that the marketplace will accept the litigation settlements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the nine months ended June 30, 2008, except as follows:

In the six months ended March 31, 2008 17,644,213 commons shares were issued for services rendered from consultants and professionals, employees based upon separation agreement and shares to third parties.  The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were entered into for the services for the value of those services rendered.  The values of these common shares issued were expensed.  We recorded that common stock as an expense to the financial statements. The issuance of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During three months ended June 30, 2008 the Company has issued 1,100,000 common shares as consideration to consultants, professionals and an employee in a separation agreement for the fair value of the services for the three months ended June 30, 2008.  The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were entered into for the services and the value of services rendered.   The values of these common shares issued were expensed during the quarter. We recorded that common stock as an expense to the financial statements. The issuance of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During the six month ended March 31, 2008 the Company issued 200,000 shares of its common stock for $42,000.  The shares were issued to third parties in a private placement of the Company’s common stock.  The shares were sold between $.17 and $.21 per share.  During the three months ended June 30, 2008, the Company issued 3,428,572 shares of its common stock for $600,950.  The shares were issued to third parties in a private placement of the Company’s common stock.  The shares were sold at $.18 per share.  .  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2008.

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
August 14, 2008
William P. Williams
Chairman, President Chief Executive Officer (Principle Executive Officer)