Form 10KSB/A
period 2007-09-30
Card Activation Technologies Inc
filed 2008-12-29
CIK 1384522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

EXPLANATORY NOTE: This Amended Annual Report on Form 10-KSB/A is being filed for the purpose of amending the Consolidated Financial Statements and registration statement disclosure to reflect the issuance of 17,144,213 although the effects of the amendment is immaterial and reflects an overall change of $1,714.  In all other material respects this Amended Annual Report on Form 10-KSB is unchanged from the Annual Report on Form 10-KSB for the year ended December 31, 2007 filed by the Company on December 27, 2007.

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

In October 2006, MedCom transferred the patented technology to the company. Presently, the company has sent notice of our patented technology to numerous companies and initiated six lawsuits against companies that have infringed patent and will continue to pursue the litigation against those companies that have infringed the company’s patent. Once the company is successful in the pursuit of the patent infringers and in its licensing program, we anticipate receiving the appropriate royalties from the use of our technology by third parties by allowing licensing arrangements to our technology and anticipated royalties for the use of our patent.  The company received, through a spin off, the ownership of a patent of MedCom USA Incorporated.  MedCom has assigned its patent number 6,032,859 to the Company upon its formation

Description of the Industry

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Card common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.com under the symbol “CDVT.”

At September 30, 2007, there were 163,914,717 shares of common stock of Card outstanding and there were approximately 681 shareholders of record of the Company’s common stock.

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

Sale of Unregistered Securities

The Company issued 17,644,213 in common stock for services rendered by employees, consultant and professionals.  The company recorded that common stock as an expense to the financial statements. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

Statement of Operations Data
	Years Ended September 30,	Years Ended September 30,

	2007	2006
Revenues	$45,000	$-
Operating and Other Expenses	237,312	15,758

Net Loss	$(192,312)	$15,758

Balance Sheet Data:
	Years Ended September 30,	Years Ended September 30,
	2007	2006
Current Assets	$13,699	$-
Total Assets	13,699	-
Current Liabilities	40,235	15,758
Non Current Liabilities	165,142	-
Total Liabilities	205,377	15,758
Working Capital (Deficit)	(26,536)	(15,758)
Shareholders'Equity (Deficit)	$(191,678)	$(15,758)

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

CERTIFIED PUBLIC ACCOUNTANTS

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

As further discussed in Note 9 to the accompanying financial statements, the Company determined that it should effectuate the issuance of common stock in lieu of compensation and fess, as of September 30, 2007, resulting in a retroactive restatement.  This issuance did not materially affect the financial statements previously filed.  The effect of the change was $1,714 to the previously reported financial statements.

JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

Hollywood, Florida
December 12, 2007 and December 20, 2008 with respect to note 9

200 South Park Road, Suite 150  •  Hollywood, Florida 33021 •  Main 954.922.5885  •  Fax 954.922.5957  •  www.jsw-cpa.com
Member - American Institute of Certified Public Accountants • Florida Institute of Certified Public Accountants
Private Companies Practice Section of the AICPA • Registered with the Public Company Accounting Oversight Board of SEC

CARD ACTIVATION TECHNOLOGIES INC.
(A Development Stage Company)
BALANCE SHEET

September 30, 2007
ASSETS

CURRENT ASSETS
Cash	$13,699
Total current assets	13,699

TOTAL ASSETS	$13,699

LIABILITIES AND STOCKHOLDERS' DEFIENCY:

CURRENT LIABILITIES:
Accounts payable	$40,235
Total current liabilities	40,235

Loans payable - Affiliate	165,142

Total liabilities	205,377

Commitments and Contingencies	-

STOCKHOLDERS' DEFICIENCY:
Preferred stock, $.001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-
Common stock, $.0001 par value, 175,000,000 shares authorized; 163,914,717 shares issued and outstanding	16,392
Accumulated deficit	(208,070)
Total stockholders' deficit	(191,678)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$13,699

The accompanying notes are an integral part of these financial statements

CARD ACTIVATION TECHNOLOGIES INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006
AND FOR THE PERIOD FROM AUGUST 29, 2006 (INCEPTION) TO SEPTEMBER 30, 2007

	2007	2006	For the Period from August 29, 2006 (inception) to September 30, 2007
REVENUE
Litigation revenue	$45,000	$-	$45,000
Total	-	-	-

OPERATING EXPENSES:
General and Administrative	235,036	15,758	250,794
Sales and Marketing expenses	2,276	-	2,276
Total operating expenses	237,312	15,758	253,070
OPERATING LOSS	(192,312)	(15,758)	(208,070)

OTHER (INCOME) AND EXPENSES
Total other expense	-	-	-

LOSS BEFORE INCOME TAXES	(192,312)	(15,758)	(208,070)

INCOME TAX (BENEFIT) PROVISION	-	-	-

NET LOSS	$(192,312)	$(15,758)	$(208,070)

Weighted Average Common Share Outstanding:
Basic and diluted:	155,389,289	-

Net Loss Per Share
Basic and diluted:	$-	$-

The accompanying notes are an integral part of these financial statements

CARD ACTIVATION TECHNOLOGIES INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006
AND FOR THE PERIOD FROM AUGUST 29, 2006 (INCEPTION) TO SEPTEMBER 30, 2007

	Common Stock		Preferred Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Stock Issued August 29, 2006	146,770,504	$14,678	-	$-	$-	$14,678

Net loss	-	-	-	-	(15,758)	(15,758)

Balance as of September 30, 2006	146,770,504	$14,678	-	-	$(15,758)	$(1,080)

Common stock issued from separation agreement	17,144,213	1,714	-	-	-	1,714

Net loss	-	-	-	-	(192,312)	(192,312)

Balance as of September 30, 2007	163,914,717	$16,392	-	$-	$(208,070)	$(191,678)

The accompanying notes are an integral part of these financial statements

CARD ACTIVATION TECHNOLOGIES INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006
AND FOR THE PERIOD FROM AUGUST 29, 2006 (INCEPTION) TO SEPTEMBER 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:	2007	2006	For the Period from August 29, 2006 (inception) to September 30, 2007
Net (loss)	$(192,312)	$(15,758)	$(208,070)
Adjustments to reconcile net income to net cash (used in) operating activities:
Common stock issued for service	1,714		1,714
Common stocks issued in spin off	14,678	-	14,678
Changes in assets and liabilities:			-
Accounts payable	40,235	-	40,235
Net cash used in operating activities	(135,685)	(15,758)	(151,443)

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-	-
Net cash from investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
	-	-	-
Loans from affiliates	149,384	15,758	165,142
Net cash provided by financing activities	149,384	15,758	165,142

INCREASE IN CASH	13,699	-	13,699
CASH, BEGINNING OF YEAR	-	-	-
CASH, END OF YEAR	13,699	-	13,699

The accompanying notes are an integral part of these financial statements

CARD ACTIVATION TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2007
AND FOR PERIOD FROM AUGUST 29, 2006 (INCEPTION) TO SEPTEMBER 30, 2007

NOTE 1 – BACKGROUND

Card Activation Technologies, Inc. (“Card or The Company”) was incorporated in the state of Delaware on August 29, 2006. The Company is a development stage company and is a wholly owned subsidiary of MedCom USA, Incorporated (EMED.OB). The company received, through a spin off, the ownership of a patent of MedCom USA Incorporated. The company has not begun the process of operating this business and is still in the process of reviewing the impact of the patent infringement costs, and future cash flow from successful litigation. The Company was incorporated for the sole purpose of financing and litigation patent infringements related to the unauthorized use of electronic activation of phone, gift and infinity cards. Card is incorporated in Delaware with the focus on the licensing of the proprietary patented technology of electronic activation of phone, gift and affinity cards

The MedCom Management intends to spin off Card Activation Technology, Inc. into a separately traded company. Under the current plan, shareholders will receive one share in the new entity for each share of MedCom they own on the record date. The MedCom Renewable card system patent was created by MedCom as part of its card building technology endeavors in the 1990's. The patent covers the technology and process for taking a card with a magnetic strip or other data capture mechanism and activating the card by downloading a determined monetary value onto the card for use at a later date for different types of transactions. This process can be utilized for prepaid phone cards, gift cards, and affinity cards. New View Technologies, which was acquired by MedCom in December 1996, developed the patent and all patents were assigned by New View Technologies to MedCom.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had no revenues from operations in 2006. During the period August 29, 2006 (Inception) through September 30, 2007 the Company incurred net loss approximately of $208,070. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no events or changes in circumstances that necessitated a review of impairment of long lived assets.

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

In October 10, 2006 FASB Staff Position issued Financial Statement Position (“FSP”) FAS No. 123(R)-5 “Amended of FASB Staff Position FAS 123(R)-1 “Classification and Measurement of Freestanding Financial Instruments Originally issued in Exchange of Employee Services under FASB Statement No. 123(R)”.  The FAS provides that instruments that were originally issued as employee compensation and then modified, and that modifications made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company does not expect the adoption of FSP FAS No. 123(R)-5 to have a material impact on its results of operations and financial condition.

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

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption was permissible for fiscal year beginning after June 30, 2005.  The Company has elected to early adopt SFAS No. 154.  The implementation of SFAS No. 154 resulted in a retroactive restatement impacting the financial statements for fiscal 2007 as noted in Note 9.

NOTE 4 – SHARE CAPITAL

On August 29, 2006, the Company authorized 175,000,000 shares of common stock, at $.0001 par value and no shares were issued to its shareholders. The company authorized 1,000,000 of preferred shares at a par value of .001 and no shares were issued to its shareholders as of September 30, 2007.

NOTE 5 - INCOME TAXES

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

NOTE 6 - COMMITMENTS AND CONTIGENCIES

The Company has entered into various consulting agreements with outside consultants.  However, certain of these agreements included additional compensation on the basis of performance.  The consulting agreements are the key shareholders that are instrumental to the success of the company and its development of it product.

NOTE 7 – RELATED PARTY

Card Activation is managed by its key officers and directors William P. Williams and Mr. Michael Malet, as of September 30, 2007.

In 2007, the Company had corrections of $1,714 composed of the adjustment to the issuance of common stock that had no trading value but were issued to employees, professionals, consultants and the cost of raising in the amount of 17,144,213 in accordance with the separation agreement executed October 31, 2006.

NOTE 8 - NET LOSS PER SHARE

Restricted shares and warrants are not included in the computation of the weighted average number of shares outstanding during the periods. There are no restricted shares or warrants issued in the Capital of Card Activation. The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

NOTE 9 – CORRECTION OF AN ERROR

In 2007, the Company had corrections of $1,714 composed of the adjustment to the issuance of common stock that had no trading value but were issued to employees, professionals, consultants and the cost of raising in the amount of 17,144,213 in accordance with the separation agreement executed October 31, 2006.  Due to a timing error of when the shares were issued.

The affects of these error corrections on the financial statements although immaterial in nature resulted in a retroactive restatement impacting the financial statements for fiscal 2007 as follows:

Assets	2007 As Originally Reported	2007 As Adjusted	2007 Effect of Change
Stockholders' Equity
Accumulated deficit	$(206,356)	$(208,070)	$1,714
Operating expenses	$235,598	$237,312	$(1,714)
Net loss	$(190,598)	$(192,312)	$1,714
Net loss per share	$-	$-	$-

NOTE 10 – SPIN OFF

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

Separation Agreement:

The separation agreement was executed on October 31, 2006 where as MedCom desired to separate its several businesses comprised of its healthcare  and  financial  transaction  solutions  business and its proprietary patented  payment  transaction  technology which had been operating in  their respective businesses for substantially more than five years, into  independent  companies.  Such  separation allowed the separate companies focus on their separate  business  models  and  markets,  allow  management  to  focus on their respective  businesses and enhance access to financing by allowing banks and the financial  community  to  focus  separately  on  the  respective businesses.  MedCom spun off the patent technology into the Company.  MedCom completed the spin off of the Company on December 15, 2006 and reserved 12,000,000 common shares to be distributed to employees and or consultants of the company and will be registered and restricted common shares

The Separation agreement allowed for ancillary agreements such as tax sharing agreement and administrative services agreement.

Administration Agreement:

On October 31, 2006 the Company executed an administration agreement by and between MedCom and the Company each of them agrees, from and after the Spin-off date and for a transition period of up to one year following the Spin-off date, to provide the other on an "as needed" basis with the following services:

(1)   Tax consultation and assistance with tax return preparation and audits. Any taxes due shall be paid in accordance with that Tax Sharing Agreement of even date herewith between the parties;

(2)   Assistance with the preparation of (i) periodic filings under the Securities Exchange Act of 1934 or with the National Association of Securities Dealers, Inc., (ii) reports to stockholders, and (iii) other external financial reports;

(3)   Design and implementation of internal audit procedures;

(4)   Coordination of independent audits by nonaffiliated auditors;

(5)   Consultation on cash management, financing and other treasury matters;

(6)   Insurance and risk management services involving administration, placement of insurance, and broker selection for past and future insurance and risk management programs; and

(7)   Such other services as may be mutually agreed upon between the parties.

(b)   Each party shall use its respective best efforts in providing the above services and, except for gross negligence or willful misconduct, shall not be responsible for the accuracy, completeness or timeliness of any advice or service or any return, report, filing or other document which it provides, prepares or assists in preparing.

Notwithstanding the foregoing, neither party shall be obligated to provide the above services if that party determines in its reasonable judgment that providing such services would unreasonably interfere with the conduct of its own business activities. The parties shall cooperate in planning the scope  and  timing  of  services  to be provided by each of them under this agreement  so  as  to  lessen  or  eliminate  any  such  interference.

2.     REIMBURSEMENT.  The  parties  agree  to  reimburse  each  other  for services  rendered  in  accordance with an hourly fee schedule to be agreed upon from  time to time by the parties. The hourly fee schedule may provide different rates for different categories of personnel. In addition, each party agrees to reimburse  the  other  for  all out-of-pocket expenses incurred by the providing party  in  connection  with  performing  such  services. The parties shall, on a periodic basis to be agreed upon, but not less frequently than quarterly, submit to and exchange with each other their respective statements of fees and expenses for payment, accompanied by such supporting detail as the recipient of the statement may reasonably request.  Only the amount owed to one party for any period in excess of the amount owed by that party for the same period need be paid.  Payment  shall  be  due  30  days  after  date  of  the  statement.  As of September 30, 2007 there were no outstanding reimbursed expenses between the parties.

TAX SHARING AGREEMENT

The Company executed October 31, 2006, by  and  between MedCom USA, Incorporated, a Delaware corporation ("MEDCOM") and Card  Activation  Technologies  Inc., a Delaware corporation ("CAT") which as of the  date  of  this  agreement  is  a  wholly  owned  subsidiary  of  MedCom.
Therefore, in consideration of the mutual covenants and subject to the terms and conditions contained in this agreement, the parties agree as follows:

1. LIABILITIES ATTRIBUTABLE TO PRE-SPIN-OFF PERIODS.

(a) RETURNS. MedCom, on a consolidated basis with CAT has timely filed (or has obtained or will obtain valid extensions of time for filing and will file) all federal and state income tax returns which are required to be filed for periods up to and including the Spin-off Date.

(b) TAX LIABILITIES. Reasonable estimates of federal and state income taxes of CAT for all pre-Spin-off periods (and taxes deemed to be attributable to pre-Spin-off periods, pursuant to Section 3) have been or will be reflected in the pre-Spin-off financial statements of CAT in accordance with MedCom's tax allocation and settlements policy, subject to adjustments to be made upon filing the final MedCom consolidated federal income tax return in which CAT are included.

(c) TAX CARRYFORWARDS. The parties agree that none of MedCom's accrued consolidated federal net operating loss, investment tax credit and other federal tax carryforwards "CARRYFORWARDS"), if any, are attributable to CAT's operations and no portion of the same will be allocated to CAT.

(d) SETTLEMENT OF TAX LIABILITY. Prior to, or concurrent with, the Spin-off, CAT will settle with MedCom, its current income tax liability and intercompany tax note accounts (as determined in Section 1(b), before the return adjustments noted in such section). Such settlement shall be effected by payments and/or adjustments to shareholder's equity of CAT, as mutually agreed by the parties. The company has not outstanding tax sharing obligations outstanding as of September 30, 2007

*  *  *  *  *  *

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

The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and to all other executive officers for services rendered from August 26, 2006 through September 30, 2008. Currently, William P. Williams is the Chairman, Chief Executive Officer, President and Principle Financial Officer and Michael Malet Executive Vice President.

2007 and 2006 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Securities Underlying Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William P Williams and	2007	0.	0	0	0	0	0	0	0
William P Williams	2006	0	0	0	0	0	0	0	0
Michael Malet	2007	0	0	0	0	0	0	0	0
Michael Malet	2006	0	0	0	0	0	0	0	0

OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
William P. Williams	0	0	5000000	0
William P. Williams	0	0	0	0
Michael Malet	0	0	5000000	0
Michael Malet	0	0	0	0

PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
William P. Williams	(1)	0	0	0
William P. Williams	(1)	0	0	0
Michael Malet	(1)	0	0	0
Michael Malet	(1)	0	0	0

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
William P. Williams	0	0	0	0	0
William P. Williams	0	0	0	0	0
Michael Malet	0	0	0	0	0
Michael Malet	0	0	0	0	0

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William P. Williams	$0-	$0	$0-	0	0	0	$500-
William P. Williams	$0-	$0	$0-	0	0	0	$0
Michael Malet	$0-	$0	$0-	0	0	0	$500
Michael Malet	$0-	$0	$0-	0	0	0	$0-

Name	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
William P. Williams	2007	0	0	0	0	0	0	0
William P. Williams	2006	0	0	0	0	0	0	0
Michael Malet	2007	0	0	0	0	0	0	0
Michael Malet	2006	0	0	0	0	0	0	0

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
William P. Williams	2007	0	0	0	0	0
William P. Williams	2006	0	0	0	0	0
Michael Malet	2007	0	0	0	0	0
Michael Malet	2006	0	0	0	0	0

Name	Benefit	Before Charge in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
William P. Williams	Severance		0	0	0	0	0
William P. Williams	Severance		0	0	0	0	0
Michael Malet	Severance		0	0	0	0	0
Michael Malet	Severance		0	0	0	0	0

Compensation of Directors
,
Mr. Williams is the sole directors of the Company and are not being compensated for those services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of September 30, 2007. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of two directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class	Percentage of Class After Offering

William P. Williams 7975 N. Hayden Rd., Suite D333 Scottsdale, AZ 85258	Common Stock	6,979,833	4.3%	4.3%
Michael Malet 2102 Business Center Drive Suite G115 Irvine, CA 92612	Common Stock	5,792,001	3.5%	3.5%
All Officers and Directors As a Group (2 persons)	Common Stock	12,771,834	7.8%	7.8%
American Nortel Communications, Inc. 7975 N. Hayden Rd., Suite D333 Scottsdale, AZ 85258	Common Stock	21,505,469	13.1%	13.1%
MedCom USA, Incorporated 7975 N. Hayden Rd., Suite D333 Scottsdale, AZ 85258	Common Stock	60,000,000	36.6%	36.6%

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

DESCRIPTION OF SECURITIES

General

The Company has authorized a total of 176,000,000 shares, consisting of 175,000,000 shares of Common Stock, par value $0.001 per share, and 1,000,000 shares of Preferred Stock, par value $0.001 per share. As of September 30, 2007, the Company had 163,914,717 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDPENDENCE.

 During the year ended September 30, 2007, MedCom USA, Inc. advanced $165,141 to the Company.   The advances are generally short term in nature with an interest rate of 9% based on a revolving line of credit approved by MedCom to fund the Company’s operations.

The affiliated entity has previously advances funds to the Company and is also a significant shareholder of the Company.

In 2007, the Company had corrections of $1,714 composed of the adjustment to the issuance of common stock that had no trading value but were issued to employees, professionals, consultants and the cost of raising in the amount of 17,144,213 in accordance with the separation agreement executed October 31, 2006.

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

 (1). Incorporated by reference to the same exhibit filed with the Company’s Registration Statement on Form SB-2 Commission File No. 333-439677)

Reports on Form 8-K

8-K filed for change in principle auditor in August 13, 2007

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The aggregate fees billed by S.E. Clark & Company, PC. for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended September 30, 2006 approximated $15,000.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for professional services rendered for the audit of the Company’s annual financial statements for fiscal years ended September 30, 2006 and 2007 approximated $22,500.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for the review of the financial statements included in the Company’s Forms 10-QSB for fiscal year 2007 approximated $4,500.

Audit-Related Fees.  The aggregate fees billed by S. E. Clark & Company, PC and Jewett, Schwartz, Wolfe & Associates for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended September 30, 2007 and 2006, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0 and $0, respectively.

Tax Fees.  The aggregate fees billed by S.E. Clark & Company and Jewett Schwartz Wolfe & Associates for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2007 and 2006 were $0.

All Other Fees.  The aggregate fees billed by S.E. Clark & Company and Jewett Schwartz Wolfe & Associates for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended September 30, 2007 and 2006 approximated $6,000.

ITEM 15: SIGNATURES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	Card USA Incorporated
Date: December 24, 2008	By: /s/ William P. Williams
William P. Williams
Chairman, President Chief Executive Officer (Principle Executive Officer)

Date: December 24, 2008	By: /s/ William P. Williams
William P. Williams
Principle Financial Officer