Form 10-K
period 2008-09-30
Card Activation Technologies Inc
filed 2008-12-29
CIK 1384522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2008

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
(312) 972-1662
(Issuer’s telephone number)

Common Stock, $.0001 Par Value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Small Business Issuer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on September 30, 2008 was approximately $6,460,000

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As at September 30, 2008, there were 169,968,289 shares of Common Stock, $0.0001 par value per share issued and outstanding and preferred stock, $0.001 par value per share, none issued outstanding.
Documents Incorporated By Reference: None

PART I

ITEM 1.  BUSINESS.

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations.  Actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-K or incorporated herein by reference, including those set forth in Management’s Discussion and Analysis or Plan of Operation.

Overview

Card Activation Technologies Inc. (“Company/ Card”) is a Delaware corporation headquartered in Chicago, Illinois that owns a patented point-of-sale technology for the activation and processing of transactions related to debit styled cards, which include gift cards, phone cards and other stored value cards. The patent was transferred to the Company by MedCom USA, Incorporated (“MedCom”) on the formation of the Company and in exchange for 146,770,504 shares of Common Stock.  On October 31, 2006, the MedCom board of directors declared a stock dividend to its shareholders of record at the end of business on December 15, 2006 of one share of Common Stock in the Company for every one share of common stock of MedCom owned by its shareholders, such stock being distributed on March 1, 2007. This was a dividend of 86,770,504 shares of our Common Stock.  MedCom retained the balance of 60,000,000 shares of Common Stock. MedCom is a publicly traded Delaware corporation, headquartered in Scottsdale, Arizona. (EMED.OB).

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

Employees

As of fiscal year end September 30, 2008, the Company had two executive officers, Mr. Williams, President and CEO and Mr. Michael Malet our Executive Vice President. These gentlemen are employees of MedCom and do not receive compensation from us at this time. All of our executive officers will be providing as much time as needed to the Company. We have no full or part-time employees. Presently our business activities are focused on the lawyers that are overseeing the patent legal work. The Company is not operating only in the capacity of protecting the patented technology.

ITEM 1A - Risk Factors

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

WE MAY NOT HAVE ACCESS TO SUFFICIENT CAPITAL TO PURSUE OUR LITIGATION AND THEREFORE WOULD BE UNABLE TO ACHIEVE OUR PLANNED FUTURE GROWTH:

We intend to pursue a growth strategy that includes development of the Company business and technology.  Currently we have limited capital which is insufficient to pursue our plans for development and growth.  Our ability to implement our growth plans will depend primarily on our ability to obtain additional private or public equity or debt financing.  We are currently seeking additional capital.  Such financing may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us.  Our failure to obtain additional capital will have a material adverse effect on our business.

OUR LACK OF DIVERSIFICATION IN OUR BUSINESS SUBJECTS INVESTORS TO A GREATER RISK OF LOSSES:

All of our efforts are focused on the development and growth of that business and its technology in an unproven area.  Although the medical billing is substantial, we can make no assurances that the marketplace will accept our products.

WE DO NOT INTEND TO PAY DIVIDENDS

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are rapid, there is no assurance with respect to the amount of any such dividend.

BECAUSE WE ARE QUOTED ON THE OTCBB INSTEAD OF AN EXCHANGE OR NATIONAL QUOTATION SYSTEM, OUR INVESTORS MAY HAVE A TOUGHER TIME SELLING THEIR STOCK OR EXPERIENCE NEGATIVE VOLATILITY ON THE MARKET PRICE OF OUR STOCK.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

THE REPORT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM CONTAINS EXPLANATORY LANGUAGE THAT SUBSTANTIAL DOUBT EXISTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU. THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT, LIMITED

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION, THEREBY DIVERTING OUR RESOURCES THAT MAY HAVE A MATERIAL EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a)  our growth strategies, (b) anticipated trends in our industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed elsewhere in the “Risk Factors” section of this prospectus, there are a number of other risks inherent in our business and operations which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in this prospectus, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Some of the information in this prospectus contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this prospectus and in the documents incorporated by reference into this prospectus that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “internal”, and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed herein.

ITEM 2.  PROPERTIES.

The Company has office space in Chicago under a monthly agreement on a month to month basis.  At present, we require little dedicated office space. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.  The Company pays $300 a month in rent on a month to month basis and is payable upon the settlement of patent litigation.

ITEM 3.  LEGAL PROCEEDINGS

As of September 30, 2006, we had initiated lawsuits against McDonald’s Corporation, Walgreen Co. and Sears Holding Corporation, Barnes & Noble, Aeropostale, Inc., TJ Max, and OfficeMax Inc.  In addition more than 500 letters have been sent to other retailers for infringing its payment transaction patent but no responses had been filed in those actions by the defendants. As of the date herein, there are no pending or threatened legal proceedings against the Company.

Card Activation, through its attorneys, has sent letters to over 500 potential infringers of the patent, placing the infringers on notice of the patent and seeking a license agreement under the patent.

Card Activation has sued six parties and to date Card Activation has settled a lawsuit with one infringer.  That infringer, McDonald Corporation, has taken a license under the patent.

The intellectual property attorneys are pursuing these cases on a contingent fee basis, whereby they will receive 35% of amounts recovered, if successful.  The Company settled with TJ Max in November 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company submitted no matters to a vote of its security holders during the fiscal year ended September 30, 2008.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Card common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.com under the symbol “CDVT.”

At September 30, 2008, there were 169,968,289 shares of common stock of Card outstanding and there were approximately 681 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Card’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2008
First Quarter (October – December 2007)	$.29	$.28
Second Quarter (January – March 2008)	$.31	$.26
Third Quarter (April – June 2008)	$.23	$.20
Fourth Quarter (July – September 2008)	$.09	$.06

Fiscal Year 2007
First Quarter (October – December 2006)	$.00	$.00
Second Quarter (January – March 2007)	$.00	$.00
Third Quarter (April – June 2007)	$.00	$.00
Fourth Quarter (July – September 2007)	$.00	$.00

Card has never paid dividends on any of its common stock shares. Card does not anticipate paying dividends at any time in the foreseeable future and any profits will be reinvested in Card’s business.  Card’s Transfer Agent and Registrar for the common stock is Corporate Stock Transfer located in Denver, Colorado.

Sale of Unregistered Securities

During year ended September 30, 2008, the Company has issued 600,000 shares of its common stock as consideration for of the legal services rendered for the Company.  The values of those shares were determined based on the fair value of the trading value of the stock for those services.   The Company expensed the value of the value of the shares issued.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During year ended September 30, 2008, the Company has issued 600,000 shares of its common stock in consideration of termination of an employee of Med Com.  The values of those shares were determined based on the fair value of the trading value of the stock for those services.   The Company recorded this against the affiliate advance with MedCom USA, Inc and there is an amount due from MedCom in the amount of $84,000. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During the year ended September 30, 2008 the Company issued 4,853,572 shares of its common stock for $704,450.  The shares were issued to third parties in a private placement of the Company’s common stock.  The shares were sold throughout the year ended September 30, 2008, ranging from $.35 per share at the beginning of the year to $.14 per share at the end of the year.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Transfer Agent

On September 30, 2008, the Company engaged Corporate Stock Transfer to serve in the capacity of transfer agent. Their mailing address and telephone number Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430. Denver, CO  80209 - Phone is (303) 282-4800.

ITEM 6.  SELECTED FINANCIAL DATA.

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of CVDT

Year Ended September 30, 2008 and 2007

Statement of Operations Data
	Years Ended September 30,

	2008	2007

Revenues		$45,000
Operating and Other Expenses	(409,406)	(237,312)

Net Loss	$(409,406)	$(192,312)

Balance Sheet Data:
	Years Ended September 30,

	2008	2007

Current Assets	$507,149	$13,699
Total Assets	507,149	13,699
Current Liabilities	51,782	40,235
Non Current Liabilities	-	165,142
Total Liabilities	51,782	205,377
Working Capital (Deficit)	455,367	(26,536)
Shareholders'Equity (Deficit)	$455,367	$(191,678)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OR PLAN OF OPERATION.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

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

RESULTS OF OPERATIONS

Fiscal Year End September 30, 2008, Compared to Fiscal Year End September 30, 2007

We are a development stage company and have generated no revenues from the anticipated royalty income.

Liquidity and Capital Resources

The Company's operating requirements has been and will be funded primarily from the sale of our common stock and we have sold $704,450 in the sale of common stock. Additional the Company retains a revolving line of credit from Medcom USA, a related Party, in the amount of $750,000.  From time to time the Company advances funds to MedCom USA as of September 30, 2008 the Company has advanced $507,149.  Currently, the Company costs are limited to professional fees and subject to a contingency fee from our patent litigation attorneys. We anticipate MedCom will continue to provide funds through a revolving line of credit of which funds will be drawn down on an as needed basis until we begin to realize sufficient revenues from royalty payments.  Once we begin receiving royalties, we expect the revenues of such royalties shall permit us to be self-funding. In addition, the Company is looking at expanding its market and looks for an acquisition that complements the Company and generates revenues, although no such prospective acquisition candidates have been ascertained.

Liabilities

We anticipate MedCom will continue to provide funds through a revolving line of credit which funds will be drawn down on an as needed basis until we begin to realize sufficient revenues from royalty payments.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.  We are in the patent infringement litigation business from infringer that violates our patent.

ITEM 8.  FINANCIAL STATEMENTS

CARD ACTIVATION TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Card Activation Technologies, Inc.

We have audited the accompanying balance sheet of Card Activation Technologies, Inc. (A Development Stage Company) as of September 30, 2008, and the related statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Card Activation Technologies, Inc. as of September  30, 2007 and the related statements of operations for the period from August 29, 2006 (inception) through September 30, 2007 were audited by another auditor, whose report dated December 12, 2007 and December 20, 2008 with respect to note 9 on those statements included an explanatory  paragraph describing conditions that raised substantial doubt as to the Company's ability to continue as a going concern as discussed in Note 2 to the financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Card Activation Technologies, Inc. as of September 30, 2008 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note 2, the Company has incurred significant losses.  The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plan in regard to these matters is also described in Note 2. The financial  statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California
December 26, 2008

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

CARD ACTIVATION TECHNOLOGIES INC.
(A Development Stage Company)

BALANCE SHEET

	September 30,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$-	$13,699
Total current assets	-	13,699

Affiliate advances	507,149	-

TOTAL ASSETS	$507,149	$13,699

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Bank overdraft	$1,963	$-
Accounts payable	20,859	40,235
Accured expenses	28,960	-
Total current liabilities	51,782	40,235

Loans payable - Affiliate	-	165,142

Total liabilities	51,782	205,377

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized; none issued and outstanding as of Septmeber 30, 2008 and 2007	-	-
Common stock, $.0001 par value, 175,000,000 shares authorized; 169,968,289 and 163,914,717 shares issued and outstanding as of September 30, 2008 and 2007, respectively	16,998	16,392
Additional paid in capital	1,055,845	-
Accumulated deficit	(617,476)	(208,070)
Total stockholders' equity	455,367	(191,678)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$507,149	$13,699

The accompanying notes are an integral part of these financial statements

CARD ACTIVATION TECHNOLOGIES INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS

			For the Period
			from August 29, 2006
	September 30,		(inception) to
	2008	2007	September 30, 2008
REVENUE
Litigation revenue	$-	$45,000	$45,000
Total	-	-	-

OPERATING EXPENSES:
General and Administrative	365,554	235,036	616,348
Sales and Marketing expenses	51,530	2,276	53,806
Total operating expenses	417,084	237,312	670,154
OPERATING LOSS	(417,084)	(192,312)	(625,154)

OTHER (INCOME) AND EXPENSES
Interest income	(7,678)	-	(7,678)
Total other expense	(7,678)	-	(7,678)

LOSS BEFORE INCOME TAXES	(409,406)	(192,312)	(617,476)

INCOME TAX (BENEFIT) PROVISION	-	-	-

NET LOSS	$(409,406)	$(192,312)	$(617,476)

Weighted Average Common Share Outstanding:
Basic and diluted:	166,844,138	155,389,289

Net Loss Per Share
Basic and diluted:	$-	$-

The accompanying notes are an integral part of these financial statements

CARD ACTIVATION TECHNOLOGIES INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY
	Common Stock		Preferred Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

Stock Issued August 29, 2006	146,770,504	$14,678	-	$-	$-	$-	$14,678

Net loss	-	-	-	-	-	(15,758)	(15,758)

Balance as of September 30, 2006	146,770,504	$14,678	-	-	$-	$(15,758)	$(1,080)

Common stock issued in separation agreement	17,144,213	1,714					1,714

Net loss	-	-	-	-	-	(192,312)	(192,312)

Balance as of September 30, 2007	163,914,717	$16,392	-	$-	$-	$(208,070)	$(191,678)

Common stock issued for legal matters at $.49	500,000	50	-	-	244,950		245,000

Common stock issued for legal matters at $.23	100,000	10			22,990		23,000

Common stock issued in benefit of affiliate at $.14	600,000	60	-	-	83,940		84,000

Common stock issued for cash in a private placement	4,853,572	485			703,965		704,450

Net loss						(409,406)	(409,406)

Balance as of September 30, 2008	169,968,289	$16,998	-	$-	$1,055,845	$(617,476)	$455,367

The accompanying notes are an integral part of these financial statements

CARD ACTIVATION TECHNOLOGIES INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

			For the Period
			from August 29, 2006
	September 30,		(inception) to
CASH FLOWS FROM OPERATING ACTIVITIES:	2008	2007	September 30, 2008
Net (loss)	$(409,406)	$(192,312)	$(617,476)
Adjustments to reconcile net income to net cash (used in) operating activities:
Common stocks issued in spin off	-	14,678	14,678
Common stock issued for services	352,000	1,714	353,714
Changes in assets and liabilities:			-
Accounts payable	(19,375)	40,235	20,860
Bank overdraft	1,963		1,963
Accrued expenses	28,960		28,960
Net cash used in operating activities	(45,858)	(135,685)	(197,301)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	704,450	-	704,450
Proceeds on advances to affiliate	503,400		503,400
Payment on advances to affiliates	(1,175,691)	149,384	(1,010,549)
Net cash provided by financing activities	32,159	149,384	197,301

INCREASE IN CASH	(13,699)	13,699	-
CASH, BEGINNING OF YEAR	13,699	-	-
CASH, END OF YEAR	-	13,699	-

SUPPLEMENTAL CASH FLOW INFORMATION:

Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements

CARD ACTIVATION TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 1 – BACKGROUND

Card Activation Technologies, Inc. (“Card” or the “Company”) was incorporated in the state of Delaware on August 29, 2006. The Company is a development stage company.  The company has not begun the process of operating this business and is still in the process of reviewing the impact of the patent infringement costs, and future cash flow from successful litigation. The Company was incorporated for the sole purpose of financing and litigation patent infringements related to the unauthorized use of electronic activation of phone, gift and infinity cards. Card is incorporated in Delaware with the focus on the licensing of the proprietary patented technology of electronic activation of phone, gift and affinity cards.  The patent covers the technology and process for taking a card with a magnetic strip or other data capture mechanism and activating the card by downloading a determined monetary value onto the card for use at a later date for different types of transactions. This process can be utilized for prepaid phone cards, gift cards, and affinity cards.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.   During the year ended September 30, 2008 the Company recognized a net loss of $409,406.  Additionally, the Company incurred an accumulated net loss from period August 29, 2006 (Inception) through September 30, 2008 of $617,476.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2008, cash and cash equivalents include cash on hand and cash in the bank.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of September 30, 2008, there were no potential dilutive instruments that could result in share dilution.

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

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective as of January 1, 2009 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its financial statements.

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

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect the effect that its adoption of SFAS No. 141(R) will have on its results of operations and financial condition.

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

NOTE 4 – SHARE CAPITAL

On August 29, 2006, the Company authorized 175,000,000 shares of common stock, at $.0001 par value and no shares were issued to its shareholders. The company authorized 1,000,000 of preferred shares at a par value of .001 and no shares were issued to its shareholders as of September 30, 2008.

On November 20, 2007 the company issued 500,000 shares of common stock to its attorneys for legal services. The services were valued at $.49 per share and the company recognized legal expenses of $245,000.

On April 30, 2007 the company issued 500,000 shares of common stock to its attorneys for legal services. The services were valued at $.23 per share and the company recognized legal expenses of $23,000.

On June 24, 2008, the company issued 600,000 shares of common stock in benefit of its related party, MedCom USA related to a legal settlement which MedCom USA entered into with its consultant. The value of the shares was $.14 per share, its trading value at the date of issue. The company recorded an affiliate advance receivable from MedCom USA, a related party, in the amount of $84,000.

During the year ended September 30, 2008 the company entered into subscription agreements for 4,853,572 shares of common stock to third parties. The shares were valued at their closing price for a total amount of $704,450.

NOTE 5 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended September 30, 2008 and 2007 consist of the following:

	September 30,
	2008		2007
Current:
Federal	$		$
State

Deferred:
Federal		$138,695		$150,889
State		28,081		40,110
		166,776		191,000
Change in valuation allowance		(166,776)		(191,000)

(Benefit) provision for income taxes, net		$-		$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	September 30,
	2008	2007

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	6.968%	8.9%

Effective tax rate	40.968%	42.9%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30,
	2008	2007

Net operating loss carryforward	166,776	191,000
Valuation allowance	(166,776)	(191,000)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $617,476 available to offset future taxable income through 2030.

NOTE 6 - COMMITMENTS AND CONTIGENCIES

The Company has entered into various consulting agreements with outside consultants.  However, certain of these agreements included additional compensation on the basis of performance.  The consulting agreements are the key shareholders that are instrumental to the success of the company and its development of it product.

The Company also has a contingency agreement with Orem and Roth the law firm that represents the Company in the patent litigation where as Oren and Roth is paid one-third of the settlement of the pending and future patent litigations successes.

NOTE 7 – RELATED PARTY

Card Activation is managed by it s key officers and directors William P. Williams and Mr. Michael Malet, as of September 30, 2008. The officers of the company William P Williams and Mr. Michael Malet also serve as officers of MedCom USA, Inc. a related party. Additionally the officers of the company are shareholders of both MedCom USA Inc. and the company. Further MedCom USA, Inc. is a significant shareholder of the company.

On June 24, 2008, the company issued 600,000 shares of common stock in benefit of its related party, MedCom USA related to a legal settlement which MedCom USA entered into with its consultant. The value of the shares was .14 per share, its trading value at the date of issue. The company recorded an affiliate advance receivable from MedCom USA, a related party, in the amount of $84,000.

In July 1, 2008 the company entered into a revolving line of credit with MedCom USA, Inc. whereby the company could borrow up to $750,000 from MedCom USA, Inc. The terms of the agreement provide a 7% interest per annum. As of September 30, 2008 no amounts were due under the revolving line of credit.

The company also advances funds to MedCom USA Inc., a related party. During the year ended September 30, 2008 the company entered into subscription agreements whereby it sold its shares of common stock to third parties. The shares were valued at their closing pricing on the date of the agreements. The funds from the sale of some of shares of common stock sold by the company during the year ended September 30, 2008 were deposited into MedCom USA, Inc. a related party. The company has accounted and recorded an affiliate receivable due from MedCom USA, Inc. to the company as a result of the deposit of the funds related to the issuances of the company’s shares of common stock to third parties. As of September 30, 2008 the company had a receivable from affiliate advances in the amount of $507,149.

NOTE 8 - NET LOSS PER SHARE

Restricted shares and warrants are not included in the computation of the weighted average number of shares outstanding during the periods. There are no restricted shares or warrants issued in the Capital of Card Activation. The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

NOTE 9 – SPIN OFF

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

The patent was transferred to the Company by MedCom USA, Incorporated on the formation of the Company and in exchange for 146,770,504 shares of Common Stock.  On October 31, 2006, the MedCom board of directors declared a stock dividend to its shareholders of record at the end of business on December 15, 2006 of one share of Common Stock in the Company for every one share of common stock of MedCom owned by its shareholders, such stock being distributed on March 1, 2007. This was a dividend of 86,770,504 shares of our Common Stock.  MedCom retained the balance of 60,000,000 shares of Common Stock.

Separation Agreement:

The separation agreement was executed on October 31, 2006 where as MedCom desired to separate its several businesses comprised of its healthcare and financial transaction solutions business and its proprietary patented payment transaction technology which had been operating in their respective businesses for substantially more than five years, into independent companies. Such separation allowed the separate companies focus on their separate business models and markets, allow management to focus on their respective businesses and enhance access to financing by allowing banks and the financial community to focus separately on the respective businesses. MedCom spun off the patent technology into the Company. MedCom completed the spin off of the Company on December 15, 2006 and reserved 12,000,000 common shares to be distributed to employees and or consultants of the company and will be registered and restricted common shares.

The Company has no outstanding obligations outstanding as of September 30, 2008 as part of this agreement.

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

The Company has no outstanding obligations outstanding as of September 30, 2008 as part of this agreement.

TAX SHARING AGREEMENT

The Company executed October 31, 2006, by  and  between MedCom USA, Incorporated and Card  Activation  Technologies  Inc., which as of the  date  of  this  agreement  was  a  wholly  owned  subsidiary  of  MedCom.  Therefore, in consideration of the mutual covenants and subject to the terms and conditions contained in this agreement, the parties agree as follows:

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

The Company has no outstanding obligations outstanding as of September 30, 2008 as part of this agreement.

NOTE 10 – STOCK BASED COMPENSATION

The Company can grant options under their stock option plan.  The Company's Incentive Stock Option Plan has allocated and reserved 1,000,000 common shares for the Plan. The following sets forth certain information as of September 30, 2008 concerning the stock options and stock bonuses granted by the Company pursuant to the Plans. Each option represents the right to purchase one share of the Company's Common Stock.

No options have been awarded for the year ended September 30, 2008 and 2007.

	Total shares reserved under the plan	Remaining options under the plan

2006 Stock Option Plan (designated for Officers and Directors of the Company	500,000	500,000
2006 Stock Option Plan (designated for consultants of the Company	500,000	500.000

NOTE 11 – SUBSQUENT EVENTS

The Company entered into a Patent License and Settlement agreement on November 3, 2008 with TJX Companies, Inc. in regards to the allegations violations of the Companies Patent #6,032,859.  In exchange for payment the Company granted TJX Companies, Inc. all current, past, and future affiliates a world-wide, royalty free, fully paid up, non- exclusive right and license under the licensed Patents to make, have made, use, sell, offer to sell, import and export the subject matter disclosed and/or claimed in the licensed Patents.  The parties entered into a stipulation to dismiss the case.

*  *  *  *  *  *

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 1, 2008, Tarvaran, Askelson & Company, LLP ("TAC") was appointed as the independent auditor for Card Activation Technologies, Inc. (the "Company") commencing with the year ending September 30, 2008, and Jewett, Schwartz, Wolfe & Associates, Inc. ("JSW") were dismissed as the independent auditors for the Company as of December 1, 2008. The decision to change auditors was approved by the Board of Directors on December 1, 2008.

The report of JSW on the financial statements for either of the one most recent completed fiscal years did not contain any adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for the following:

“These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has operating and liquidity concerns, has incurred in a net losses approximately $206,000 during the period August 29, 2006 (inception) through September 30, 2007.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock.  There are no assurances that the Company will be successful in raising additional capital.”

During the Company's one most recent annual report September 30, 2007, and three prior interim quarters December 31, 2007, March 31, 2008, and June 30, 2008, and through December 1, 2008, there were no disagreements with JSW on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of JSW, would have caused it to make reference to the subject matter of the disagreements in connection with its report with respect to the financial statements of the Company. During the Company's two most fiscal year and any subsequent interim period through the date of dismissal, there were no disagreements with JSW on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of JSW, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

During the Company's one most recent annual report September 30, 2007, and three prior interim quarters December 31, 2007, March 31, 2008, and June 30, 2008, and through December 1, 2008, there were no "reportable events" as such term is described in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to the Company.

During the Company's one most recent annual report September 30, 2007, and three prior interim quarters December 31, 2007, March 31, 2008, and June 30, 2008, and through December 1, 2008, the Company did not consult with TAC with respect to the Company regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K under the Exchange Act and the related instructions to Item 304 of Regulation S-K) or a "reportable event" (as such term is described in Item 304(a)(1)(v) of Regulation S-K), or (iii) any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

There were no consultations with TAC during the Company's two most fiscal year and any subsequent interim period, prior to December 1, 2008, the date upon which TAC was engaged.

The Company has furnished a copy of this Report to JSW and requested them to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company herein in response to Item 304(a) of Regulation S-K and, if not, stating the respects in which it does not agree. The letter from JSW is herby submitted as exhibit 16.1.

ITEM 9A. CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures as of September 30, 2008 may not be effective due to possible material weakness in our internal controls over financial reporting described below, and other factors related to the Company’s financial reporting processes. The Company is in the process of evaluating the internal controls and procedures to ensure that the internal controls and procedures satisfy the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. The Company and its independent registered public accounting firm identified certain significant internal control deficiencies that we considered to be, in the aggregate, a material weakness. The primary concern was the preparation of the stock subscription and severance agreements. The other area of concern was the proper depositing of those stock subscriptions with the appropriate entity.  Due to the size of our Company and the costs associated to remediate these issues, we still consider these concerns to be relevant.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Our principal executive officer and our principal financial officer’s, report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

During the year September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Director and Executive Officer

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title

William P. Williams	55	President and Chief Executive Officer, Director, Principle Accounting Officer

Michael Malet	61	Executive Vice President

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
The Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely.

ITEM 11.  EXECUTIVE COMPENSATION

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

2008 and 2007 SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Securities Underlying Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William P Williams and	2008	0	0	0	0	0	0	0	0
William P Williams	2007	0	0	500	0	0	0	0	0
Michael Malet	2008	0	0	0	0	0	0	0	0
Michael Malet	2007	0	0	500	0	0	0	0	0

OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
William P. Williams 2008	0	0	0	0
William P. Williams 2007	0	0	5000000	500
Michael Malet 2008	0	0	0	0
Michael Malet 2007	0	0	5000000	500

PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
William P. Williams 2008	(1)	0	0	0
William P. Williams 2007	(1)	0	0	0
Michael Malet 2008	(1)	0	0	0
Michael Malet 2007	(1)	0	0	0

NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
William P. Williams 2008	0	0	0	0	0
William P. Williams 2007	0	0	0	0	0
Michael Malet 2008	0	0	0	0	0
Michael Malet 2007	0	0	0	0	0

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William P. Williams 2008	$0-	$0	$0-	0	0	0	$0-
William P. Williams 2007	$0-	$500	$0-	0	0	0	$500-
Michael Malet 2008	$0-	$0	$0-	0	0	0	$0-
Michael Malet 2007	$0-	$500	$0-	0	0	0	$500-

ALL OTHER COMPENSATION TABLE

Name		Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
William P. Williams	2008	0	0	0	0	0	0	0
William P. Williams	2007	0	0	0	0	0	0	0
Michael Malet	2008	0	0	0	0	0	0	0
Michael Malet	2007	0	0	0	0	0	0	0

PREREQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
William P. Williams	2008	0	0	0	0	0
William P. Williams	2007	0	0	0	0	0
Michael Malet	2008	0	0	0	0	0
Michael Malet	2007	0	0	0	0	0

POTENTIAL PAYMENTS UNDER TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Charge in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
William P. Williams 2008	Severance		0	0	0	0	0
William P. Williams 2007	Severance		0	0	0	0	0
Michael Malet 2008	Severance		0	0	0	0	0
Michael Malet 2007	Severance		0	0	0	0	0

Compensation of Directors

Mr. Williams is the sole directors of the Company and are not being compensated for those services.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of September 30, 2008. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of two directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class	Percentage of Class After Offering

William P. Williams 7975 N. Hayden Rd., Suite D333 Scottsdale, AZ 85258	Common Stock	6,979,833	4.3%	4.3%
Michael Malet 2102 Business Center Drive Suite G115 Irvine, CA 92612	Common Stock	5,792,001	3.5%	3.5%
All Officers and Directors As a Group (2 persons)	Common Stock	7,771,834	7.8%	7.8%
American Nortel Communications, Inc. 7975 N. Hayden Rd., Suite D333 Scottsdale, AZ 85258	Common Stock	21,505,469	13.1%	13.1%
MedCom USA, Incorporated 7975 N. Hayden Rd., Suite D333 Scottsdale, AZ 85258	Common Stock	60,000,000	39.6%	36.6%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
(2)	American Nortel Communications Inc. and MedCom USA, Inc. are controlled by William P. Williams.

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

DESCRIPTION OF SECURITIES

General

The Company has authorized a total of 176,000,000 shares, consisting of 175,000,000 shares of Common Stock, par value $0.0001 per share, and 1,000,000 shares of Preferred Stock, par value $0.001 per share. As of September 30, 2008, the Company had 169,968,289 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding.

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

Convertible Securities

At September 30, 2008, we have no convertible securities.

Amendment of our Bylaws

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our board of directors.

Transfer Agent

On September 30, 2008, the Company engaged Corporate Stock Transfer to serve in the capacity of transfer agent. Their mailing address and telephone number Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430. Denver, CO  80209 - Phone is (303) 282-4800.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDPENDENCE.

 During the year ended September 30, 2008, the Company had affiliate advances due from MedCom USA, a related Party, in the amount of $507,149.   The advances are generally short term in nature with an interest rate of 7% based on a revolving line of credit approved by MedCom to fund the Company’s operations or for the Company to fund MedCom’s operations.  The Company entered into a revolving line of credit with its affiliated MedCom USA, Inc. in October, 2006 and it was amended in September, 2008 which allows the companies to advance funds from time to time to each other through this line of credit.

The Company’s president and chairman is a significant shareholder and is its sole officer and director of the Company.  The chairman controls American Nortel Communications, Inc. and MedCom USA, Inc. which is also a significant shareholder of the Company.  The Company shares office space and management and administrative personnel with this related entity.  Certain of the Company’s personnel perform functions for the related entity but there was no allocation of personnel related expenses to the related entity in the years ended September 30, 2008 and 2007.

The company issued 10,000,000 common shares of stock in accordance with the Separation Agreement executed on October 31, 2006.  The stock was issued to employees and consultants of the company in payment for services rendered from inception.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The aggregate fees billed by Jewett Schwartz Wolfe and Associates. for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended September 30, 2007 approximated $23,000.  The aggregate fees billed by Tarvaran, Askelson and Company, LLP for professional services rendered for the audit of the Company’s annual financial statements for fiscal years ended September 30, 2008 approximated $13,000.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for the review of the financial statements included in the Company’s Forms 10-Q for fiscal year 2007  and 2008 approximated $22,500.

Audit-Related Fees.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates and Tarvaran, Askelson and Company, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended September 30, 2008 and 2007, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0 and $0, respectively.

Tax Fees.  The aggregate fees billed by Jewett Schwartz Wolfe & Associates and Tarvaran, Askelson & Company, LLP for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2008 and 2007 were $0.

All Other Fees.  The aggregate fees billed by Jewett Schwartz Wolfe & Associates and Tarvaran, Askelson & Company, LLP for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended September 30, 2008 and 2007 approximated $23,000 and 13,000 respectively.

ITEM 15.  EXHIBITS AND REPORTS.

Exhibits

3.1	Certificate of Incorporation of Card Activation Technologies Inc., filed with the Secretary of State of Delaware August 29, 2006(1)
3.2	Bylaws of Card Activation Technologies Inc. (1)
5.1	Opinion of Joseph I. Emas, Attorney at Law(1)
5.2	Tax Opinion of David Kozak, Esq. of Mohr Hackett, Pederson, Blakely, and Randolph, P.C. (1)
10.1	The Company 2006 Stock Option Plan(1)
10.2	Separation Agreement with MedCom(1)
10.3	Tax Sharing Agreement with MedCom(1)
10.4	Administrative Services Agreement with MedCom(1)
10.5	Revolving Line of Credit with MedCom USA Incorporated(1)
10.6	Settlement Agreement(1)
10.7	Licensing Agreement(1)
23.1	Consent of Jewett, Schwartz Wolfe and Associates (2)
__________________________________________________

(1). Incorporated by reference to the same exhibit filed with the Company’s Registration Statement on Form SB-2 (Commission File No. 333-439677)

(2) Attached hereto,

ITEM 15: SIGNATURES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: December 29, 2008	Card USA Incorporated By: /s/ William P. Williams
William P. Williams
Chairman, President Chief Executive Officer (Principle Executive Officer)

Date: December 29, 2008	By: /s/ William P. Williams
William P. Williams
Principle Financial Officer