Form 10-Q
period 2008-12-31
Card Activation Technologies Inc
filed 2009-02-17
CIK 1384522

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 10, 2009
Common stock, $0.001 par value	174,542,045

CARD ACTIVATION TECHNOLOGIES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED December 31, 2008

TABLE OF CONTENTS

		Page Numbers
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Balance Sheets	3
	Statements of Operation	4
	Statement of Cash Flows	5
	Notes to Financial Statements	6
Item 2.	Management Discussion & Analysis of Financial Condition & Results of Operations	16
Item 3	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5	Other information	28
Item 6.	Exhibits	28

CERTIFICATIONS

Exhibit 31 – Management Certification

Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

CARD ACTIVATION TECHNOLOGIES INC.

BALANCE SHEET
(Unaudited)

	December 31,	September 30,
	2008	2008

CURRENT ASSETS
Cash	$192,955	$-
Prepaid expenses and other current assets	-	-
Notes receivable - affiliate	695,587	507,149
Total current assets	888,542	507,149

TOTAL ASSETS	$888,542	$507,149

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Bank overdraft	$-	$1,963
Accounts payable	37,053	20,859
Accrued expenses	7,076	28,960
Total current liabilities	44,129	51,782

Notes payable - affiliates	-	-
TOTAL LIABILITIES	44,129	51,782

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $.0001 par value, 175,000,000 shares authorized; 174,542,045 and 169,968,289 shares issued and outstanding as of December 31, 2008 and September 30, 2008	17,455	16,998
Additional paid-in capital	1,468,976	1,055,845
Accumulated deficit	(642,017)	(617,476)
Total stockholders' equity	844,413	455,367

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$888,542	$507,149

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES INC.

STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
	2008	2007

REVENUE
Litigation revenue	$375,000	$-
Total	375,000	-

OPERATING EXPENSES:
General and administrative	399,729	138,007
Sales and marketing expenses	8,808	20,837
Total operating expenses	408,537	158,844
OPERATING LOSS	(33,537)	(158,844)

OTHER (INCOME) AND EXPENSES
Interest income	(8,995)	-

LOSS BEFORE INCOME TAXES	(24,541)	(158,844)

INCOME TAX (BENEFIT) PROVISION	-	-

NET LOSS	$(24,541)	$(158,844)

Weighted Average Common Share Outstanding:
Basic and diluted:	172,255,167	164,375,456

Net Loss Per Share
Basic and diluted:	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES INC.

STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(24,541)	$(158,844)
Adjustments to reconcile net income to net cash (used in) operating activities:
Common stocks issued for services	17,087	86,714
Changes in assets and liabilities:
Prepaid expenses	-	(30,000)
Accounts payables	14,231
Accrued expenses	(21,884)
Net cash used in operating activities	(15,107)	(102,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	3,431
Proceeds from the sale of common stock	102,500	-
Loans to affiliates	(188,438)	-
Common stocks issued in conjunction with related party note receivable	294,000	-
Loans from affiliates	-	85,000
Net cash provided by financing activities	208,062	88,431

INCREASE IN CASH	192,955	(13,699)
CASH, BEGINNING OF YEAR	-	13,699
CASH, END OF YEAR	192,955	-

The accompanying notes are an integral part of these financial statements

CARD ACTIVATION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1 – BACKGROUND

Card Activation Technologies, Inc. (“Card” or the “Company”) was incorporated in the state of Delaware on August 29, 2006. The company has begun the process of operating this business and is in the process of pursuing patent infringement litigation.  The Company was incorporated for the sole purpose of financing and litigation patent infringements related to the unauthorized use of electronic activation of phone, gift and infinity cards. Card is incorporated in Delaware with the focus on the licensing of the proprietary patented technology of electronic activation of phone, gift and affinity cards.  The patent covers the technology and process for taking a card with a magnetic strip or other data capture mechanism and activating the card by downloading a determined monetary value onto the card for use at a later date for different types of transactions. This process can be utilized for prepaid phone cards, gift cards, and affinity cards.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.   During the three months ended December 31, 2008 the Company recognized a net loss of $24,541.  Additionally, the Company incurred an accumulated net loss through December 31, 2008 of $642,017.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

ITEM 3 – INTERIM FINANCIAL STATEMENTS

The accompanying reviewed interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended September 30, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2008, cash and cash equivalents include cash on hand and cash in the bank.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of December 31, 2008, there were no potential dilutive instruments that could result in share dilution.

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

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Scottsdale, Arizona.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

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

NOTE 5 – SHARE CAPITAL

On August 29, 2006, the Company authorized 175,000,000 shares of common stock, at $.0001 par value. As of December 31, 2008 there were 174,242,045 common stock shares issued and outstanding. The Company authorized 1,000,000 of preferred shares at a par value of .001 and no shares were issued to its shareholders as of December 31, 2008.

On October 1, 2008 the Company issued 96,000 shares of common stock to a related party American Nortel Communications Inc. The issuances were valued at $.088 per share which was the closing price of the day of issue and the company recognized compensation expenses to William P. Williams of $8,438.

On December 4, 2008 the Company issued 96,000 shares of common stock to a related party American Nortel Communications Inc. The issuances were valued at $.089 per share which was the closing price of the day of issue and the company recognized compensation expenses to William P. Williams of $8,630.

On October 21, 2008, the Company issued 3,000,000 shares of common stock in benefit of its related party, MedCom USA related to the acquisition of MedPay LLC which MedCom USA entered into in October 2008.  The value of the shares was $.088 per share which was the closing price of the day of issue. The Company recorded an affiliate advance receivable from MedCom USA, a related party, in the amount of $294,000.

During the quarter ended December 31, 2008, the Company entered into subscription agreements for 1,381,756 shares of common stock to third parties. The shares were valued at their closing price for a total amount of $102,500.

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

The Company is a Plaintiff in a pending law suit against prior management William P. Williams, Eva S. Williams; Wilcom, Inc., a Texas Corporation; WPW Aircraft LLC an Arizona Limited Liability Corporation; and American Nortel Communications, Inc., a Nevada Corporation in Case No. 2:09-cv-00298 filed in the United States District Court in the District of Arizona.  The Company has alleged (9) nine causes of action and we are uncertain the legal costs associated with this suit or its outcome.

NOTE 7 – RELATED PARTY

Card Activation is managed by its key officers and directors Michael De La Garza and Robert Kite, as of December 31, 2008.  The officers of the Company Michael De La Garza and Robert Kite also serve as officers of MedCom USA, Inc. a related party. Additionally the officers of the Company are shareholders of both MedCom USA Inc. and the Company. Further MedCom USA, Inc. is a significant shareholder of the Company.

On October 1, 2008, the Company issued 96,000 shares of common stock to a related party American Nortel Communications Inc. The issuances were valued at $.088 per share which was the closing price of the day of issue and the Company recognized compensation expenses to William P. Williams of $8,438.

On December 4, 2008 the Company issued 96,000 shares of common stock to a related party American Nortel Communications Inc. The issuances were valued at $.089 per share which was the closing price of the day of issue and the Company recognized compensation expenses to William P. Williams of $8,630.

On October 21, 2008, the Company issued 3,000,000 shares of common stock in benefit of its related party, MedCom USA related to the acquisition of MedPay LLC which MedCom USA entered into in October 2008.  The value of the shares was $.088 per share which was the closing price of the day of issue. The Company recorded an affiliate advance receivable from MedCom USA, a related party, in the amount of $294,000.

On July 1, 2008, the Company entered into a revolving line of credit with MedCom USA, Inc. whereby the company could borrow up to $750,000 from MedCom USA, Inc. The terms of the agreement provide a 7% interest per annum. As of December 31, 2008 no amounts were due under the revolving line of credit.

The Company also advances funds to MedCom USA Inc., a related party. During the year ended December 31, 2008, the Company entered into subscription agreements whereby it sold its shares of common stock to third parties. The shares were valued at their closing pricing on the date of the agreements. The funds from the sale of some of shares of common stock sold by the Company during the year ended December 31, 2008 were deposited into MedCom USA, Inc. a related party. The Company has accounted and recorded an affiliate receivable due from MedCom USA, Inc. to the Company as a result of the deposit of the funds related to the issuances of the company’s shares of common stock to third parties. As of December 31, 2008, the Company had a receivable from affiliate advances in the amount of $695,587 in which the company recognizes a 7% interest rate on that advance..

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

The patent was transferred to the Company by MedCom USA, Incorporated on the formation of the Company and in exchange for 146,770,504 shares of Common Stock.  On October 31, 2006, the MedCom Board of Directors declared a stock dividend to its shareholders of record at the end of business on December 15, 2006 of one share of Common Stock of the Company for every one share of common stock of MedCom owned by its shareholders, such stock being distributed on March 1, 2007. This was a dividend of 86,770,504 shares of our Common Stock.  MedCom retained the balance of 60,000,000 shares of Common Stock.

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

The Company has no outstanding obligations outstanding as of December 31, 2008 as part of this agreement.

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

The Company has outstanding obligations with MedCom USA Inc. and has recorded those amounts in the Advances from Affiliate as of December 31, 2008.

TAX SHARING AGREEMENT

The Company executed October 31, 2006, by and between MedCom USA, Incorporated and Card Activation Technologies Inc., which as of the date of this agreement was a wholly owned subsidiary of MedCom.  Therefore, in consideration of the mutual covenants and subject to the terms and conditions contained in this agreement, the parties agree as follows:

LIABILITIES ATTRIBUTABLE TO PRE-SPIN-OFF PERIODS.

          (a)     RETURNS.  MedCom, on a basis with CAT has timely filed (or has obtained or will obtain valid extensions of time for filing and will file) all federal and state income tax returns which are required to be filed for periods up to and including the Spin-off Date.

          (b)     TAX LIABILITIES.  Reasonable estimates of federal and state income taxes of CAT for all pre-Spin-off periods (and taxes deemed to be attributable to pre-Spin-off periods, pursuant to Section 3) have been or will be reflected in the pre-Spin-off financial statements of CAT in accordance with MedCom's tax allocation and settlements policy, subject to adjustments to be made upon filing the final MedCom federal income tax return in which CAT are included.

          (c)     TAX CARRYFORWARDS.  The parties agree that none of MedCom's accrued federal net operating loss, investment tax credit and other federal tax carryforwards "CARRYFORWARDS"), if any, are attributable to CAT's operations and no portion of the same will be allocated to CAT.

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

The Company has no outstanding obligations outstanding as of December 31, 2008 as part of this agreement.

NOTE 10 – SUBSQUENT EVENTS

Prior Management Williams P. Williams and Michael Malet have resigned from the Company.  The Company has closed the Scottsdale Arizona office and is moving their corporate offices to Henderson, Nevada.  The Company is a Plaintiff in a pending law suit against prior management William P. Williams, Eva S. Williams; Wilcom, Inc., a Texas Corporation; WPW Aircraft LLC an Arizona Limited Liability Corporation; and American Nortel Communications, Inc., a Nevada Corporation in Case No. 2:09-cv-00298 filed in the United States District Court in the District of Arizona.  The Company has alleged (9) nine causes of action and we are uncertain the legal costs associated with this suit or its outcome.  The company further learned that Williams P. Williams issued 96,000 commons shares of the company to American Nortel Communications, Inc. and 250,000 common shares of the company to Wilcom, Inc. in January 2009.

*  *  *  *  *  *

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview

Card Activation Technologies Inc. (“Company” “Card”) is a Delaware corporation headquartered in Chicago, Illinois that owns a patented point-of-sale technology for the activation and processing of transactions related to debit styled cards, which include gift cards, phone cards and other stored value cards. The patent was transferred to us by MedCom USA, Incorporated (“MedCom”) on the formation of our company and in exchange for 146,770,504 shares of our Common Stock.  On October 31, 2006, the MedCom Board of Directors declared a stock dividend to its shareholders of record at the end of business on December 15, 2006 of one share of our Common Stock in the Company for every one share of common stock of MedCom owned by its shareholders, such stock being distributed on March 1, 2007. This was a dividend of 86,770,504 shares of our Common Stock.  MedCom retained the balance of 60,000,000 shares of Common Stock. MedCom is a publicly traded Delaware corporation, headquartered in Scottsdale, Arizona. (EMED.OB).

We were incorporated in August 2006 in order to own and commercially develop the assigned patent which covers point-of-sale technology for the activation and processing of transactions related to debit styled cards, which include gift cards, phone cards and other stored value cards MedCom has assigned its patent number 6,032,859 to us upon its formation. The MedCom point-of-sale technology was created by MedCom as part of its card building technology endeavors in the 1990’s. The patent covers point-of-sale technology for the activation and processing of transactions related to debit styled cards, which include gift cards, phone cards and other stored value cards. New View Technologies, which was acquired by MedCom, developed the patent and all patents were assigned by New View Technologies to MedCom.

Plan of Operations

We were incorporated in Delaware in August of 2006 as Card Activation Technologies, Inc.

We believe we have the following principal competitive strengths, which positions us to further grow and become a dominant player in our industry:

➢	We were incorporated in Delaware with the focus on the licensing of the proprietary patented technology for processing debit and gift card transactions.

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

Our Growth Strategies

➢
We were incorporated for the purpose of licensing its technology to the thousands of current users and believe that many retailers, supermarkets, convenience stores, phone companies and others specialty retailers.

➢	We were looking at expanding its market and looks for an acquisition that complements us and generates revenues.

➢	Once we begin receiving royalties, we expect the revenues of such royalties shall permit us to be self-funding.

➢	We intend to require, wherever our patents apply, reasonable royalties in exchange for licensing our intellectual property.

➢	By providing a licensing model, we expect to be able to convert many, if not all, of these providers to licensees for our patented system.

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

We are actively seeking to license its technology to the thousands of current users and believe that many retailers, gas stations, phone companies and others that utilize those stored value cards, such as gift and debit, infringe its patent.

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

In October 2006, MedCom transferred the patented technology to us. Presently, we have sent notice of our patented technology to numerous companies and initiated six lawsuits against companies that have infringed patent and will continue to pursue the litigation against those companies that have infringed the company’s patent. Once we are successful in the pursuit of the patent infringers and in its licensing program, we anticipate receiving the appropriate royalties from the use of our technology by third parties by allowing licensing arrangements to our technology and anticipated royalties for the use of our patent.  We received, through a spin off, the ownership of a patent of MedCom USA Incorporated.  MedCom has assigned its patent number 6,032,859 to us upon its formation

Description of the Industry

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

RESULTS OF OPERATIONS

Quarter  Ended December 31, 2008, Compared to Quarter Ended December 31, 2007

We are a development stage company and have generated no revenues from the anticipated royalty income.

Liquidity and Capital Resources

The Company's operating requirements has been funded primarily from the sale of our common stock and we have received $102,500 in the sale of common stock during the quarter ending December 31, 2008. Although the Company is starting to settle patent infringement litigation with parties that have violated our patent.  We have settled two law suits with total of $375,000.  Additional we retain a line of credit for $750,000 of which there is no outstanding balance.  From time to time, we advance funds to MedCom USA.  As of December 31, 2008, we have advanced to affiliated $ 695,587 in which the company recognizes a 7% interest rate on that advance.  Currently, our costs are limited to professional fees and subject to a contingency fee from our patent litigation attorneys. We anticipate MedCom will continue to provide funds through a revolving line of credit of which funds will be drawn down on an as needed basis until we begin to realize sufficient revenues from royalty payments.  Once we begin receiving royalties, we expect the revenues of such royalties shall permit us to be self-funding. In addition, we are looking at expanding its market and looks for an acquisition that complements us and generates revenues, although no such prospective acquisition candidates have been ascertained.

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

Other Considerations

There are numerous factors that affect the business and the results of its operations.  Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for product services, and the ability to develop new services based on new or evolving technology and the market's acceptance of those new services, our ability to timely and effectively manage periodic product transitions, the services, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with our anticipated rapid growth.

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

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS 123(R)-5 but it did not have a material impact on its results of operations and financial condition.

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

Additional Information

We file reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.  We are in the patent infringement litigation business from infringer that violates our patent.

ITEM 4.	CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company and its independent registered public accounting firm identified certain significant internal control deficiencies during their audit for the year ended September 30 2008. We considered these weakness, in the aggregate, to be a material weakness. The primary concern was the preparation and allocation of securities underlying certain stock subscriptions, severance agreements, and asset purchase agreements. The other area of concern was the proper allocation of the securities underlying the agreements with the appropriate entity. These same issues have continued through the quarter ended December 31, 2008. New management intend to rectify these deficiencies. Management, at this time, believe these concerns will not have a material impact on the financials presented herein and do not require any restatement of past financials. If such restatement is required, the Company will publish a Form 8-K regarding any restatement and file amended financial statements. These same issues have continued through the quarter ended December 31, 2008. Due to the size of our Company and the costs associated to remediate these issues, we still consider these concerns to be relevant. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as of December 31, 2008 may not be effective due to possible material weakness in our internal controls over financial reporting described below, and other factors related to the Company’s financial reporting processes. The Company is in the process of evaluating the internal controls and procedures to ensure that the internal controls and procedures satisfy the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

.Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment.

Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in our annual reports on Form 10-K for the annual reporting periods through September 30, 2009.

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

Changes in Internal Control Over Financial Reporting

During the quarter December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is a Plaintiff in a pending law suit against prior management William P. Williams, Eva S. Williams; Wilcom, Inc., a Texas Corporation; WPW Aircraft LLC an Arizona Limited Liability Corporation; and American Nortel Communications, Inc., a Nevada Corporation in Case No. 2:09-cv-00298 filed in the United States District Court in the District of Arizona.  The Company has alleged (9) nine causes of action including but not limited to securities violation of Section 10 of the Securities Exchange Act of 1934, thereunder Rule 10b-5 and we are uncertain the legal costs associated with this suit or its outcome.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the three months ended December 31, 2008, except as follows:

On October 1, 2008, the Company issued 96,000 shares of common stock to a related party American Nortel Communications Inc. The issuances were valued at $.088 per share which was the closing price of the day of issue and the Company recognized compensation expenses to William P. Williams of $8,448.  The issuance of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

On October 21, 2008, the Company issued 3,000,000 shares of common stock in benefit of its related party, MedCom USA related to the acquisition of MedPay LLC which MedCom USA entered into in October 2008.  The value of the shares was $.088 per share which was the closing price of the day of issue. The Company recorded an affiliate advance receivable from MedCom USA, a related party, in the amount of $294,000 The issuance of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

On December 4, 2008, the Company issued 96,000 shares of common stock to a related party American Nortel Communications Inc. The issuance were valued at $.089 per share which was the closing price of the day of issue and the company recognized compensation expenses to William P. Williams of $8,630 The issuance of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

 During the year ended December 31, 2008, the Company entered into subscription agreements for 1,381,756 shares of common stock to third parties. The shares were valued at their closing price for a total amount of $102,500.  The shares were issued to third parties in a private placement of the Company’s common stock.  The shares were sold at $.18 per share.  .  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended December 31, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended December 31, 2008.

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

Registrant Date: February 17, 2009	Card Activation Technologies, Inc. By: /s/ Michael De La Garza
Michael De La Garza
Chairman, President Chief Executive Officer (Principle Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: February 17, 2009	Card Activation Technologies, Inc. By: /s/ Pamela Thompson

Chief Financial Officer (Principle Accountant)