Form 10-Q/A
period 2008-12-31
Card Activation Technologies Inc
filed 2009-07-20
CIK 1384522

United states
Securities and Exchange Commission
Washington, D.C. 20549
____________________
FORM 10-Q/A
(Amendment No. 1)
____________________
(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from __________ to __________
__________________

Commission File Number: 0-52556
____________________
Card Activation Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-5769015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

53 West Jackson Blvd., Suite 1618 Chicago, Illinois	60604-3749
(Address of principal executive offices)	(Zip Code)

(312) 972-1662
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b–2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non–Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐  No  ☒

As of February 10, 2009, the issuer had 174,542,045 shares of common stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

Card Activation Technologies, Inc. (the "Company"), is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008 for the purpose of amending and restating the Company's unaudited condensed financial statements and related notes as of December 31, 2008 and for the three months ended December 31, 2008.  The restatement corrects inadvertent errors in accounting for contingency fees related to litigation revenue received by the Company during the period as discussed in Note 3 to the accompanying restated condensed financial statements.

The information contained in this Amendment, including the financial statements and the notes thereto, amends only Items 1 and 2 of Part I of the Company's originally filed Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, and no other items in the originally filed Form 10-Q are amended hereby.  In accordance with Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, the complete text of those items in which amended language appears is set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-Q.  Except for the aforementioned adjustments, this Form 10-Q/A does not materially modify or update other disclosures in the original Form 10-Q, including the nature and character of such disclosure to reflect events occurring after February 17, 2009, the filing date of the original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Company's filings made with the Securities and Exchange Commission (the "SEC").

In addition, in accordance with applicable SEC rules, this Amendment includes currently-dated certifications from the Company's principal executive officer, who also serves as the Company's principal financial officer, in Exhibits 31.1 and 32.2.

CARD ACTIVATION TECHNOLOGIES, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED December 31, 2008

PART I – FINANCIAL INFORMATION

CARD ACTIVATION TECHNOLOGIES INC.

BALANCE SHEET

	December 31,	September 30,
	2008
	As Restated
	(Unaudited)
CURRENT ASSETS
Cash	$192,955	$-
Notes receivable - affiliate	695,587	507,149
Total current assets	888,542	507,149

TOTAL ASSETS	$888,542	$507,149

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Bank overdraft	$-	$1,963
Accounts payable	115,802	20,859
Accrued expenses	7,076	28,960
Total current liabilities	122,878	51,782

TOTAL LIABILITIES	122,878	51,782

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $.0001 par value, 175,000,000 shares authorized; 174,782,045 and 169,968,289 shares issued and outstanding as of March 31, 2009 and September 30, 2008	17,455	16,998
Additional paid-in capital	1,468,976	1,055,845
Accumulated deficit	(720,767)	(617,476)
Total stockholders' equity	765,664	455,367

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$888,542	$507,149

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES INC.

STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
	2008	2007
	As Restated

REVENUE
Litigation revenue	$375,000	$-
Total	375,000	-

OPERATING EXPENSES:
General and administrative	478,478	138,007
Sales and marketing expenses	8,808	20,837
Total operating expenses	487,286	158,844
OPERATING LOSS	(112,286)	(158,844)

OTHER (INCOME) AND EXPENSES
Interest income	(8,995)	-

LOSS BEFORE INCOME TAXES	(103,291)	(158,844)

INCOME TAX (BENEFIT) PROVISION	-	-

NET LOSS	$(103,291)	$(158,844)

Weighted Average Common Share Outstanding:
Basic and diluted:	172,255,167	164,375,456

Net Loss Per Share
Basic and diluted:	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES INC.

STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2008	2007
	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(103,291)	$(158,844)
Adjustments to reconcile net income to net cash (used in) operating activities:
Common stock issued for services	17,087	86,714
Changes in assets and liabilities:
Prepaid expenses	-	(30,000)
Accounts payables	92,981	-
Accrued expenses	(21,884)	-
Net cash used in operating activities	(15,107)	(102,130)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash from investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	3,431
Proceeds from the sale of common stock	102,500	-
Loans to affiliates	(188,438)	-
Common stock issued in conjuction with related party issuance	294,000	-
Loans from affiliates	-	85,000
Net cash provided by financing activities	208,062	88,431

INCREASE IN CASH	192,955	(13,699)
CASH, BEGINNING OF YEAR	-	13,699
CASH, END OF YEAR	$192,955	$-

The accompanying notes are an integral part of these financial statements

CARD ACTIVATION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1 – BACKGROUND

Card Activation Technologies, Inc. ("Card" or the "Company") was incorporated in the state of Delaware on August 29, 2006. The company has begun the process of operating this business and is in the process of pursuing patent infringement litigation.  The Company was incorporated for the sole purpose of financing and litigating patent infringements related to the unauthorized use of electronic activation of phone, gift and infinity cards. Card is incorporated in Delaware with the focus on the licensing of the proprietary patented technology of electronic activation of phone, gift and affinity cards.  The patent covers the technology and process for taking a card with a magnetic strip or other data capture mechanism and activating the card by downloading a determined monetary value onto the card for use at a later date for different types of transactions. This process can be utilized for prepaid phone cards, gift cards, and affinity cards.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.   During the three months ended December 31, 2008 the Company recognized a net loss of $103,291, as restated.  Additionally, the Company incurred an accumulated net loss through December 31, 2008 of $720,767, as restated.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 3 – INTERIM FINANCIAL STATEMENTS

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

The Company is filing this Amendment No. 1 to this Quarterly report on Form 10-Q for the three months ended December 31, 2008.  This Amendment No. 1 is being filed to restate the Condensed Balance Sheet as of December 31, 2008, the Condensed Statement of Operations and the Condensed Statement of Cash Flows for the three months ended December 31, 2008 to reflect the correction of an error.  The Company did not properly account for contingency fees related to litigation revenue received during the period.

The following table illustrates the adjustments that were made to the amounts reported in the 10-Q as of and for the three months ended December 31, 2008:

	As Reported	Adjustment	As Restated
CURRENT ASSETS
Cash	$192,955		$192,955
Notes receivable - affiliate	695,587		695,587
Total current assets	888,542	-	888,542

TOTAL ASSETS	$888,542	$-	$888,542

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Bank overdraft	$-		$-
Accounts payable	37,053	78,750	115,803
Accrued expenses	7,076		7,076
Total current liabilities	44,128	78,750	122,878

TOTAL LIABILITIES	44,128	78,750	122,878

STOCKHOLDERS' EQUITY:
Preferred stock	-		-
Common stock	17,455		17,455
Additional paid-in capital	1,468,976		1,468,976
Accumulated deficit	(642,017)	(78,750)	(720,767)
Total stockholders' equity	844,414	(78,750)	765,664

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$888,542	$-	$888,542

REVENUE
Litigation revenue	$375,000		$375,000
Total	375,000	-	375,000

OPERATING EXPENSES:
General and administrative	399,729	78,750	478,479
Sales and marketing expenses	8,808		8,808
Total operating expenses	408,536	78,750	487,286
OPERATING LOSS	(33,536)	(78,750)	(112,286)

OTHER (INCOME) AND EXPENSES
Interest income	(8,995)		(8,995)

LOSS BEFORE INCOME TAXES	(24,541)	(78,750)	(103,291)

INCOME TAX (BENEFIT) PROVISION	-	-	-

NET LOSS	$(24,541)	$(78,750)	$(103,291)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(24,541)	$(78,750)	$(103,291)
Adjustments to reconcile net income to net cash (used in) operating activities:
Common stock issued for services	17,087		17,087
Changes in assets and liabilities:
Prepaid expenses	-		-
Accounts payables	14,231	78,750	92,981
Accrued expenses	(21,884)		(21,884)
Net cash used in operating activities	(15,107)	-	(15,107)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash from investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-		-
Proceeds from the sale of common stock	102,500		102,500
Loans to affiliates	(188,438)		(188,438)
Common stock issued in conjunction with related party issuance	294,000		294,000
Loans from affiliates	-		-
Net cash provided by financing activities	208,062	-	208,062

INCREASE IN CASH	192,955		192,955
CASH, BEGINNING OF YEAR	-		-
CASH, END OF YEAR	$192,955	$-	$192,955

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

The Company recognizes product revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition in Financial Statement" which established that revenue can be recognized when persuasive evidence of an arrangement exists, the product has been shipped, all significant contractual obligations have been satisfied and collection is reasonably assured.

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

Intangible Assets

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill for impairment, in accordance with the provisions of SFAS No. 142. The Company holds one asset the cost basis of the development of the patent infringement litigation.

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

The carrying amounts of the Company's financial instruments, including cash, accounts payable and accrued liabilities, income tax payable and related party payable approximate fair value due to their most maturities.

Stock-Based Compensation

Statements of Financial Accounting Standards ("SFAS No.") No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS No. 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

The Company accounts for stock awards issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.  Under SFAS No. 123 and EITF 96-18, stock awards to nonemployees are accounted for at their fair value as determined under Black-Scholes option pricing model.

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

In October 10, 2006 FASB Staff Position issued Financial Statement Position ("FSP") FAS No. 123(R)-5 "Amended of FASB Staff Position FAS 123(R)-1 "Classification and Measurement of Freestanding Financial Instruments Originally issued in Exchange of Employee Services under FASB Statement No. 123(R)".  The FAS provides that instruments that were originally issued as employee compensation and then modified, and that modifications made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company does not expect the adoption of FSP FAS No. 123(R)-5 to have a material impact on its results of operations and financial condition.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Scottsdale, Arizona.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

Recent Accounting Pronouncements

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards' service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") Opinion No. 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective as of January 1, 2009 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its financial statements.

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

Determination of the Useful Life of Intangible Assets

In April 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position on Financial Accounting Standard ("FSP FAS") No. 142-3, "Determination of the Useful Life of Intangible Assets", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 "Goodwill and Other Intangible Assets".  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) "Business Combinations" and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133", and (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company's financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, "Effective Date of FASB Statement No. 157". This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company's financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations" (SFAS 141(R)).  This Statement replaces the original SFAS No. 141.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

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

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115" (SFAS No. 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option will have a material effect on its financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies' measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company is unable at this time to determine the effect that its adoption of SFAS No. 157 will have on its results of operations and financial condition.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its results of operations and financial condition.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has entered into various consulting agreements with outside consultants.  However, certain of these agreements included additional compensation on the basis of performance.  The consulting agreements are the key shareholders that are instrumental to the success of the company and its development of it product.

The Company also has a contingency agreement with Orum and Roth the law firm that represents the Company in the patent litigation where as Orum and Roth is paid one-third of the settlement of the pending and future patent litigations successes.

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

The Company also advances funds to MedCom USA Inc., a related party. During the year ended December 31, 2008, the Company entered into subscription agreements whereby it sold its shares of common stock to third parties. The shares were valued at their closing pricing on the date of the agreements. The funds from the sale of some of shares of common stock sold by the Company during the year ended December 31, 2008 were deposited into MedCom USA, Inc. a related party. The Company has accounted and recorded an affiliate receivable due from MedCom USA, Inc. to the Company as a result of the deposit of the funds related to the issuances of the company's shares of common stock to third parties. As of December 31, 2008, the Company had a receivable from affiliate advances in the amount of $695,587 in which the company recognizes a 7% interest rate on that advance..

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

NOTE 10 – SUBSEQUENT EVENTS

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

*  *  *  *  *  *

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management's discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview

Card Activation Technologies Inc. ("Company" "Card") is a Delaware corporation headquartered in Chicago, Illinois that owns a patented point-of-sale technology for the activation and processing of transactions related to debit styled cards, which include gift cards, phone cards and other stored value cards. The patent was transferred to us by MedCom USA, Incorporated ("MedCom") on the formation of our company and in exchange for 146,770,504 shares of our Common Stock.  On October 31, 2006, the MedCom Board of Directors declared a stock dividend to its shareholders of record at the end of business on December 15, 2006 of one share of our Common Stock in the Company for every one share of common stock of MedCom owned by its shareholders, such stock being distributed on March 1, 2007. This was a dividend of 86,770,504 shares of our Common Stock.  MedCom retained the balance of 60,000,000 shares of Common Stock. MedCom is a publicly traded Delaware corporation, headquartered in Scottsdale, Arizona. (EMED.OB).

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

In October 2006, MedCom transferred the patented technology to us. Presently, we have sent notice of our patented technology to numerous companies and initiated six lawsuits against companies that have infringed patent and will continue to pursue the litigation against those companies that have infringed the company's patent. Once we are successful in the pursuit of the patent infringers and in its licensing program, we anticipate receiving the appropriate royalties from the use of our technology by third parties by allowing licensing arrangements to our technology and anticipated royalties for the use of our patent.  We received, through a spin off, the ownership of a patent of MedCom USA Incorporated.  MedCom has assigned its patent number 6,032,859 to us upon its formation

Description of the Industry

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's financial statements.

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

Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.  As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management's initial estimates as reported.  A summary of significant accounting policies are detailed in notes to the financial statements which are an integral component of this filing.

The Company has declared no common stock dividends since its inception.

Additional Information

We file reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.  We are in the patent infringement litigation business from infringer that violates our patent.

ITEM 4.  CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company and its independent registered public accounting firm identified certain significant internal control deficiencies during their audit for the year ended September 30 2008. We considered these weakness, in the aggregate, to be a material weakness. The primary concern was the preparation of the stock subscription, severance agreements, and asset purchase agreements.  The other area of concern was the proper depositing of those stock subscriptions with the appropriate entity.  These same issues have continued through the quarter ended December 31, 2008. Due to the size of our Company and the costs associated to remediate these issues, we still consider these concerns to be relevant. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as of December 31, 2008 may not be effective due to possible material weakness in our internal controls over financial reporting described below, and other factors related to the Company's financial reporting processes. The Company is in the process of evaluating the internal controls and procedures to ensure that the internal controls and procedures satisfy the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

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

Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in our annual reports on Form 10-K for the annual reporting periods through September 30, 2009.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Our principal executive officer and our principal financial officer's, report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2006, we had initiated lawsuits against McDonald's Corporation, Walgreen Co. and Sears Holding Corporation, Barnes & Noble, Aeropostale, Inc., TJ Max, and OfficeMax Inc.  In addition more than 500 letters have been sent to other retailers for infringing its payment transaction patent but no responses had been filed in those actions by the defendants. As of the date herein, there are no pending or threatened legal proceedings against the Company.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines "significant deficiency" as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

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

The independent auditor's report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

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

During the year ended December 31, 2008, the Company entered into subscription agreements for 1,381,756 shares of common stock to third parties. The shares were valued at their closing price for a total amount of $102,500.  The shares were issued to third parties in a private placement of the Company's common stock.  The shares were sold at $.18 per share.  .  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended December 31, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended December 31, 2008.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1	Certification of Principal Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive and Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Card Activation Technologies, Inc.
Dated: July 20, 2009	By:	/s/ Robert Kite
Robert Kite
Chairman, President and Chief Executive Officer
(Principle Executive Officer and Principal Financial Officer)