Form 10-Q
period 2009-03-31
Card Activation Technologies Inc
filed 2009-07-20
CIK 1384522

United states
Securities and Exchange Commission
Washington, D.C. 20549
____________________

FORM 10-Q
_______________________

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from __________ to __________

____________________

Commission File Number: 0-52556
____________________

Card Activation Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-5769015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

53 West Jackson Blvd., Suite 1618	60604-3749
Chicago, Illinois
(Address of principal executive offices)	(Zip Code)

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

As of July 15, 2009, the issuer had 174,782,045 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CARD ACTIVATION TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	March 31,	September 30,
	2009	2008
	(Unaudited)

CURRENT ASSETS
Cash	$19,900	$-
Notes receivable - affiliate	802,546	507,149
Total current assets	822,446	507,149

TOTAL ASSETS	$822,446	$507,149

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Bank overdraft	$-	$1,963
Accounts payable	29,998	20,859
Accrued expenses	-	28,960
Total current liabilities	29,998	51,782

TOTAL LIABILITIES	29,998	51,782

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $.0001 par value, 175,000,000 shares authorized; 174,782,045 and 169,968,289 shares issued and outstanding as of March 31, 2009 and September 30, 2008	17,479	16,998
Additional paid-in capital	1,490,552	1,055,845
Accumulated deficit	(715,583)	(617,476)
Total stockholders' equity	792,448	455,367

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$822,446	$507,149

The accompanying notes are an integral part of these condensed financial statements.

CARD ACTIVATION TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(Unaudited)

REVENUE
Litigation revenue	$172,500	$-	$547,500	$-
Total	172,500	-	547,500	-

OPERATING EXPENSES:
General and administrative	256,759	836	660,355	138,842
Sales and marketing expenses	2,766	-	7,706	20,837
Total operating expenses	259,525	836	668,061	159,679
OPERATING LOSS	(87,025)	(836)	(120,561)	(159,679)

OTHER (INCOME) AND EXPENSES
Interest income	(13,459)	-	(22,454)	-

LOSS BEFORE INCOME TAXES	(73,566)	(836)	(98,107)	(159,679)

INCOME TAX (BENEFIT) PROVISION	-	-	-	-

NET LOSS	$(73,566)	$(836)	$(98,107)	$(159,679)

Weighted Average Common Share Outstanding:
Basic and diluted:	174,742,045	164,614,717	174,048,418	164,614,717

Net Loss Per Share
Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

CARD ACTIVATION TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2009	2008
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(98,107)	$(159,679)
Adjustments to reconcile net income to net cash (used in) operating activities:
Common stock issued for services	38,688	84,950
Common stock issued in conjuction with related party issuance	-	1,764
Changes in assets and liabilities:
Prepaid expenses	-	(30,000)
Accounts payables	9,139	(7,000)
Accrued expenses	(28,960)
Net cash used in operating activities	(79,240)	(109,965)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans to affiliates	(579,954)	-
Net cash from investing activities	(579,954)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(1,963)	-
Proceeds from the sale of common stock	102,500	42,000
Loans from affiliates	284,557	96,000
Common stock issued in conjunction with related party issuance	294,000	-
Net cash provided by financing activities	679,094	138,000

INCREASE IN CASH	19,900	28,035
CASH, BEGINNING OF YEAR	-	13,699
CASH, END OF YEAR	$19,900	$41,734

The accompanying notes are an integral part of these condensed financial statements

CARD ACTIVATION TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   Background

Card Activation Technologies, Inc. ("we," "us," "our" or the "Company") was incorporated in the state of Delaware on August 29, 2006.  The Company was incorporated in order to own and commercially develop our patented point-of-sales technology for the activation and processing of transactions related to debit styled cards, which include gift cards, phone cards and other stored value cards.  We also vigorously defend our patent and actively litigate infringements related to the unauthorized use of our technology.  The patent was transferred to us by MedCom USA, Incorporated ("MedCom") upon our formation in exchange for 146,770,504 shares of our common stock.  The patent covers the technology and process for taking a card with a magnetic strip or other data capture mechanism and activating the card by downloading a determined monetary value onto the card for use at a later date for different types of transactions.

Note 2.   Basis of Presentation

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.   During the six months ended March 31, 2009 the Company recognized a net loss of $98,107 and has  incurred an accumulated net loss through March 31, 2009 of $715,583.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, our management is proposing to raise any necessary additional funds through loans and additional sales of our common stock. There is no assurance that the Company will be successful in raising additional capital.

The accompanying condensed financial statements included herein have been prepared by us, without audit, in accordance with the accounting policies described in our audited financial statements and notes thereto for the fiscal year ended September 30, 2008, as presented in our annual report on Form 10-K, and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.  In the opinion of our management, the accompanying condensed financial statements include all adjustments (consisting only of those of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented.  Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.

These condensed financial statements should be read in conjunction with the notes to the 2008 audited financial statements presented in our annual report on Form 10-K for the year ended September 30, 2008, filed with the SEC.  Our reports are available electronically by visiting the SEC website at http://www.sec.gov.

Recent Accounting Pronouncements

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

Note 3.   Related Party Transactions

As of March 31, 2009, the Company was managed by its key officers and directors, Michael De La Garza and Robert Kite.  On April 27, 2009, holders of more than a majority of the outstanding shares of the Company's common stock, acting by written consent, effected the removal of Michael De La Garza from the Company's Board of Directors.  Following Mr. De La Garza's removal as a director by stockholders, Mr. Kite, the Company's sole director, acted to remove Mr. De La Garza from his position as President and Chief Executive Officer.  Mr. Kite now serves as sole director and Chairman of the Company's Board of Directors and acts as the Company's principal executive and principal financial officer.  Mr. Kite also serves as chairman of the board of directors, president and chief executive officer of MedCom, a related party, and owns shares of common stock of both MedCom and the Company.  MedCom is also a significant shareholder of the Company.

On June 4, 2009, the Company entered into a settlement agreement with Mr. De La Garza, MedCom, certain shareholders of MedCom, Robin De La Garza, Mr. De La Garza’s spouse, PayMed USA, LLC, and Absolute Medical Software Systems, LLC (the "Settlement Agreement").  The Settlement Agreement will, when approved by the Bankruptcy Court, resolve pending Arizona state court litigation against Mr. De La Garza, in which the Company's largest shareholder, MedCom, sought, among other things, injunctive and declaratory relief that Mr. De La Garza was not authorized to act on behalf of MedCom as an officer or director.  The Settlement Agreement is fully executed, but will not become final and effective until entry of a final, non-appealable Order from the Bankruptcy Court in the involuntary bankruptcy proceeding currently pending in Arizona against MedCom either (1) approving the Settlement Agreement, or (2) dismissing the bankruptcy proceeding.

Under the terms of the Settlement Agreement, for the avoidance of any doubt, Mr. De La Garza will resign from the board of directors and from the offices of president and chief executive officer of MedCom.  Mr. De La Garza will also resign from the Board of Directors and offices of President and Chief Executive Officer of the Company, which will resolve any potential disputes relating to his removal from such offices in April 2009, as discussed above.

On October 1, 2008 the Company issued 96,000 shares of common stock to a related party, American Nortel Communications Inc. The issuances were valued at $.088 per share and the Company recognized compensation expenses to William P. Williams of $8,448.

On October 21, 2008, the Company issued 3,000,000 shares of common stock in benefit of its related party, MedCom, for that company's acquisition of MedPay LLC.  The value of the shares was $.088 per share, its trading value at the date of issue. The Company recorded a receivable from MedCom in the amount of $294,000.  In connection with the Settlement Agreement discussed above, this transaction will be unraveled whereby the ownership of MedPay LLC will revert back to the previous owner and the shares of our common stock will be returned to us.

On December 4, 2008 the Company issued 96,000 shares of common stock to a related party, American Nortel Communications Inc. The issuances were valued at $.089 per share and the Company recognized compensation expenses to William P. Williams of $8,630.

During the three months ended December 31, 2008 the Company entered into subscription agreements for 1,381,756 shares of common stock to third parties. The shares were valued at their closing price for a total amount of $102,500.

On January 15, 2009, we issued 240,000 shares to a related party, Wilcom, Inc., valued at $0.10 per share which was its trading value on the date of issue.  We recognized compensation expense in the amount of $21,600.

On July 1, 2008 the Company entered into a revolving line of credit with MedCom whereby the Company could borrow up to $750,000 from. The terms of the agreement provide a 7% interest rate per annum. As of March 31, 2009 no amounts were due under the revolving line of credit.

The Company also advances funds to MedCom. During the three and six months ended March 31, 2009 the Company entered into subscription agreements whereby it sold its shares of common stock to third parties. The shares were valued at their closing price on the date of the agreements. The funds from the sale of some shares of common stock sold by the Company during the three and six months ended March 31, 2009 were deposited with MedCom. The Company has recorded a receivable due from MedCom as a result of the deposit of the funds related to the issuances of the Company's shares of common stock to third parties. As of March 31, 2009 the Company had a receivable from affiliate advances in the amount of $802,546 in which the Company recognizes a 7% interest rate on that advance.

Note 4.   Commitments and Contingencies

The Company has entered into various consulting agreements with outside consultants.  However, certain of these agreements included additional compensation on the basis of performance.  The consulting agreements are with key shareholders that are instrumental to the success of the Company.

The Company, through its attorneys Orum and Roth, has sent letters to over 600 potential parties believed to be infringing on our patent, placing them on notice of the patent and seeking a license agreement under the patent.  We have sued 18 parties and settled with 10 parties.  We have a contingency agreement with our attorneys whereby they receive contingency fees in the amount of 35% of amounts recovered.

The Company is a plaintiff, along with MedCom, in a pending lawsuit against prior management, Michael Malet and Annette Malet, and William P. Williams, Eva S. Williams and certain of their affiliated entities, Wilcom, Inc., a Texas Corporation, WPW Aircraft LLC, an Arizona Limited Liability Corporation and American Nortel Communications, Inc., a Nevada Corporation, which was filed in February 2009 in the United States District Court in the District of Arizona (Case No. 2:09-cv-00298).  The Company has alleged nine causes of action including, among other things, securities fraud, racketeering, and other state law causes of actions, which relate to alleged acts arising out of certain of the defendants' prior service as management of the Company and MedCom.  The Company and MedCom are seeking certain compensatory damages, punitive damages, treble damages, injunctive relief and disgorgement of personal profits and compensation realized by the defendants and reasonable attorneys' fees, costs and expenses associated with the lawsuit.  The Company is uncertain of the legal costs associated with this suit or its ultimate outcome.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the exception of historical facts, the matters discussed in this quarterly report on Form 10-Q are forward looking statements.  Forward-looking statements may relate to, among other things, future actions, future performance generally, business development activities, future capital expenditures, strategies, the outcome of contingencies such as legal proceedings, future financial results, financing sources and availability and the effects of regulation and competition.  When we use the words "believe," "intend," "expect," "may," "will," "should," "anticipate," "could," "estimate," "plan," "predict," "project," or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements.  When we describe strategy that involves risks or uncertainties, we are making forward-looking statements.

These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated.  These factors include, but are not limited to:  the success of our Markman hearing, our failure to satisfy our working capital needs from operations and the availability of and costs associated with potential sources of financing.

You should also read, among other things, the risks and uncertainties described in the section entitled Risk Factors in item 1A of our annual report on Form 10-K, filed with the SEC.

We warn you that forward-looking statements are only predictions.  Actual events or results may differ as a result of risks that we face.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update them.

The following discussion contains management's discussion and analysis of financial condition and results of operations.  Management's discussion and analysis should be read in conjunction with "Item 1.  Financial Statements" of this quarterly report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our annual report on Form 10-K for the year ended September 30, 2008.

Overview

Card Activation Technologies Inc. ("we," "us," "our" or the "Company") is a Delaware corporation headquartered in Chicago, Illinois.  We were formed to acquire, license and enforce a patent relating to point-of-sale technology for the activation and processing of transactions related to debit styled cards, which include gift cards, phone cards and other stored value cards. The patent was transferred to us by MedCom USA, Incorporated ("MedCom") upon our formation in exchange for 146,770,504 shares of our common stock.  On October 31, 2006, the MedCom board of directors declared a stock dividend to its shareholders of record at the end of business on December 15, 2006 of one share of our common stock for every one share of common stock of MedCom owned by MedCom's shareholders, such stock being distributed on March 1, 2007. This was a dividend of 86,770,504 shares of our common stock.  MedCom retained the balance of 60,000,000 shares of our common stock. MedCom is a publicly traded Delaware corporation, headquartered in Scottsdale, Arizona. (EMED.OB).

RESULTS OF OPERATIONS

Three and Six Months Ended March 31, 2009, Compared to Three and Six Months Ended March 31, 2008

We have generated $172,500 and $547,500 from patent infringement litigation revenue for the three and six month periods ended March 31, 2009, respectively, and no royalty revenue for licensing the patent during such periods.  We generated no revenue for the three and six month periods ended March 31, 2008.

Liquidity and Capital Resources

The Company's operating requirements have been funded primarily from the sale of our common stock and we have received $102,500 from such sale during the six months ended March 31, 2009. From time to time the Company advances funds to MedCom.  As disclosed in prior public filings, MedCom is currently subject to an involuntary bankruptcy proceeding; however, MedCom advised that MedCom and the petitioning creditors in the involuntary bankruptcy proceeding expect shortly to file a joint motion to dismiss the involuntary bankruptcy proceeding.  As of March 31, 2009 we were owed $802,546 including interest from related parties.  Currently, the Company's costs are limited to professional fees, administrative costs and contingency fees from our patent litigation attorneys.  We have not received any royalty revenues to date but believe such royalties will permit us to be self-funding upon commencement. In addition, we are looking at expanding our market and researching potential acquisitions that complement the Company, although no such prospective acquisition candidates have been identified.

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

Other Considerations

There are numerous factors that affect the business and the results of its operations.  Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for product services, and the ability to develop new services based on new or evolving technology and the market's acceptance of those new services, the Company's ability to timely and effectively manage periodic product transitions, the services, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with the Company's anticipated rapid growth.

Recently Issued Accounting Pronouncements

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company and its independent registered public accounting firm identified certain significant internal control deficiencies during their audit for the year ended September 30 2008. We considered these weaknesses, in the aggregate, to be a material weakness. The primary concern was the preparation of the stock subscription, severance agreements, and asset purchase agreements.  The other area of concern was the proper depositing of those stock subscriptions with the appropriate entity.  These same issues have continued through the six months ended March 31, 2009. Due to the size of our Company and the costs associated to remediate these issues, we still consider these concerns to be relevant. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as of March 31, 2009 may not be effective due to possible material weakness in our internal controls over financial reporting described below, and other factors related to the Company's financial reporting processes. The Company is in the process of evaluating the internal controls and procedures to ensure that the internal controls and procedures satisfy the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment.

Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in our annual reports on Form 10-K for the annual reporting periods through September 30, 2009.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2009) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a plaintiff, along with MedCom, in a pending lawsuit against prior management William P. Williams, Eva S. Williams, Michael Malet and Annette Malet, and cert of their affiliated entities, Wilcom, Inc., a Texas Corporation, WPW Aircraft LLC, an Arizona Limited Liability Corporation and American Nortel Communications, Inc., a Nevada Corporation, which was filed in February 2009 in the United States District Court in the District of Arizona (Case No. 2:09-cv-00298).  The Company has alleged nine causes of action including, among other things, securities fraud, racketeering, and other state law causes of actions, which relate to alleged acts arising out of certain of the defendants' prior service as management of the Company and MedCom.  The Company and MedCom are seeking certain compensatory damages, punitive damages, treble damages, injunctive relief and disgorgement of personal profits and compensation realized by the defendants and reasonable attorneys' fees, costs and expenses associated with the lawsuit.  The Company is uncertain of the legal costs associated with this suit or its ultimate outcome.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

On January 15, 2009, we issued 240,000 shares to a related party, Wilcom, Inc., valued at $0.10 per share which was its trading value on the date of issue.  We recognized compensation expense in the amount of $21,600.  The issuance of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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