Form 10-Q
period 2009-06-30
Card Activation Technologies Inc
filed 2009-08-28
CIK 1384522

United states
Securities and Exchange Commission
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

As of August 20, 2009, the issuer had 174,782,045 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CARD ACTIVATION TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2009	2008
	(Unaudited)

CURRENT ASSETS
Cash	$61,697	$-
Notes receivable - affiliate	812,437	507,149
Total current assets	874,134	507,149

TOTAL ASSETS	$874,134	$507,149

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Bank overdraft	$-	$1,963
Accounts payable	29,998	20,859
Accrued expenses	-	28,960
Total current liabilities	29,998	51,782

TOTAL LIABILITIES	29,998	51,782

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $.0001 par value, 300,000,000 shares authorized;174,782,045 and 169,968,289 shares issued and outstanding as of June 30, 2009 and September 30, 2008	17,479	16,998
Additional paid-in capital	1,490,552	1,055,845
Accumulated deficit	(663,895)	(617,476)
Total stockholders' equity	844,136	455,367

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$874,134	$507,149

The accompanying notes are an integral part of these condensed financial statements.

CARD ACTIVATION TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)

REVENUE
Litigation revenue	$108,000	$-	$655,500	$-
Total	108,000	-	655,500	-

OPERATING EXPENSES:
General and administrative	70,068	190,150	730,423	328,992
Sales and marketing expenses	-	38,807	7,706	59,644
Total operating expenses	70,068	228,957	738,129	388,636
OPERATING INCOME (LOSS)	37,932	(228,957)	(82,629)	(388,636)

OTHER (INCOME) AND EXPENSES
Interest income	(13,757)	-	(36,211)	-

INCOME (LOSS) BEFORE INCOME TAXES	51,689	(228,957)	(46,418)	(388,636)

INCOME TAX (BENEFIT) PROVISION	-	-	-	-

NET LOSS	$51,689	$(228,957)	$(46,418)	$(388,636)

Weighted Average Common Share Outstanding:
Basic and diluted:	174,742,045	146,770,504	174,292,961	146,770,504

Net Income (Loss) Per Share
Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

CARD ACTIVATION TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2009	2008
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(46,419)	$(388,636)
Adjustments to reconcile net income to net cash (used in) operating activities:
Common stock issued for services	38,688	271,950
Common stock issued in conjunction with related party issuance	-	1,764
Changes in assets and liabilities:
Prepaid expenses	-	(20,000)
Accounts payables	9,139	(19,500)
Accrued expenses	(28,960)	-
Net cash used in operating activities	(27,552)	(154,422)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans to affiliates	(601,611)	(321,009)
Net cash from investing activities	(601,611)	(321,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(1,963)	-
Repayment of notes from affiliates	-	(261,142)
Proceeds from the sale of common stock	102,500	642,950
Loans from affiliates	296,323	96,000
Common stock issued in conjunction with related party issuance	294,000	-
Net cash provided by financing activities	690,860	477,808

INCREASE IN CASH	61,697	2,377
CASH, BEGINNING OF YEAR	-	13,699
CASH, END OF YEAR	$61,697	$16,076

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

Note 2.   Basis of Presentation

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.   During the nine months ended June 30, 2009 the Company recognized a net loss of $46,418 and has  incurred an accumulated net loss through June 30, 2009 of $663,895.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification (“the Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We will begin to use the new Codification when referring to GAAP in our annual report on Form 10-K for the year ending September 30, 2009.  This will not have an impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  This SFAS requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

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

Note 3.   Related Party Transactions

As of June 30, 2009, the Company was managed by its sole officer and director, Robert Kite.  Michael De La Garza previously served as a director of the Company and as the Company's President and Chief Executive Officer.  On April 27, 2009, holders of more than a majority of the outstanding shares of the Company's common stock, acting by written consent, effected the removal of Mr. De La Garza from the Company's Board of Directors.  Following Mr. De La Garza's removal as a director by stockholders, Mr. Kite, the Company's sole director, acted to remove Mr. De La Garza from his position as President and Chief Executive Officer.  Mr. Kite now serves as sole director and Chairman of the Company's Board of Directors and acts as the Company's principal executive and principal financial officer.  Mr. Kite also serves as chairman of the board of directors, president and chief executive officer of MedCom, a related party, and owns shares of common stock of both MedCom and the Company.  MedCom is also a significant shareholder of the Company.

On June 4, 2009, the Company entered into a settlement agreement with Mr. De La Garza, MedCom, certain shareholders of MedCom, Robin De La Garza, Mr. De La Garza’s spouse, PayMed USA, LLC, and Absolute Medical Software Systems, LLC (the "Settlement Agreement").  The Settlement Agreement resolved pending Arizona state court litigation against Mr. De La Garza, in which the Company's largest shareholder, MedCom, sought, among other things, injunctive and declaratory relief that Mr. De La Garza was not authorized to act on behalf of MedCom as an officer or director.  The Settlement Agreement became effective upon entry by the U.S. Bankruptcy Court for the District of Arizona of an Order, dated July 28, 2009, dismissing the bankruptcy proceeding against MedCom.

Under the terms of the Settlement Agreement, for the avoidance of any doubt, Mr. De La Garza resigned from the board of directors and from the offices of president and chief executive officer of MedCom.  Mr. De La Garza also resigned from the Board of Directors and offices of President and Chief Executive Officer of the Company, which resolved any potential disputes relating to his removal from such offices in April 2009, as discussed above.

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

On July 1, 2008 the Company entered into a revolving line of credit with MedCom whereby the Company could borrow up to $750,000 from MedCom. The terms of the agreement provide a 7% interest rate per annum. As of June 30, 2009 no amounts were due under the revolving line of credit.

The Company also advances funds to MedCom. During the three and nine months ended June 30, 2009 the Company entered into subscription agreements whereby it sold its shares of common stock to third parties. The shares were valued at their closing price on the date of the agreements. The funds from the sale of some shares of common stock sold by the Company during the three and nine months ended June 30, 2009 were deposited with MedCom. The Company has recorded a receivable due from MedCom as a result of the deposit of the funds related to the issuances of the Company's shares of common stock to third parties. As of June 30, 2009 the Company had a receivable from affiliate advances in the amount of $812,437 in which the Company recognizes a 7% interest rate on that advance.

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

The Company is a plaintiff, along with MedCom, in a pending lawsuit against prior management, Michael Malet and Annette Malet, and William P. Williams, Eva S. Williams and certain of their affiliated entities, Wilcom, Inc., a Texas Corporation, WPW Aircraft LLC, an Arizona Limited Liability Corporation and American Nortel Communications, Inc., a Nevada Corporation, which was filed in February 2009 in the United States District Court in the District of Arizona (Case No. 2:09-cv-00298).  The Company has alleged nine causes of action including, among other things, securities fraud, racketeering, and other state law causes of actions, which relate to alleged acts arising out of certain of the defendants' prior service as management of the Company and MedCom.  The Company and MedCom are seeking certain compensatory damages, punitive damages, treble damages, injunctive relief and disgorgement of personal profits and compensation realized by the defendants and reasonable attorneys' fees, costs and expenses associated with the lawsuit.  In August 2009, the parties filed a stipulation for dismissal without prejudice, which is yet to be approved by the court.  The parties intend to seek to resolve the claims outside the context of a court proceeding.  To this end, the parties have entered into tolling agreements preserving claims against statutes of limitations and other applicable time-based defenses.  If the parties can't reach a resolution, the Company and MedCom may seek to reinstate the litigation.  The Company is uncertain of the legal costs associated with this suit or its ultimate outcome.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended June 30, 2009, Compared to Three and Nine Months Ended June 30, 2008

We have generated $108,000 and $655,500 from patent infringement litigation revenue for the three and nine month periods ended June 30, 2009, respectively, and no royalty revenue for licensing the patent during such periods.  We generated no revenue for the three and nine month periods ended June 30, 2008.

Liquidity and Capital Resources

The Company's operating requirements have been funded primarily from the sale of our common stock and we have received $102,500 from such sale during the nine months ended June 30, 2009. From time to time the Company advances funds to MedCom.  As of June 30, 2009 we were owed $812,437 including interest from related parties.  Currently, the Company's costs are limited to professional fees, administrative costs and contingency fees from our patent litigation attorneys.  We have not received any royalty revenues to date but believe such royalties will permit us to be self-funding upon commencement. In addition, we are looking at expanding our market and researching potential acquisitions that complement the Company, although no such prospective acquisition candidates have been identified.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification (“the Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We will begin to use the new Codification when referring to GAAP in our annual report on Form 10-K for the year ending September 30, 2009.  This will not have an impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  This SFAS requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer, who also serves as our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer has concluded that our disclosure controls and procedures may not be effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  The Company is in the process of evaluating our disclosure controls and procedures in an effort to develop remedial measures to correct the deficiencies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2009) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information disclosed under Notes 3 and 4 to the Company's Condensed Financial Statements (unaudited) of Part I of this quarterly report on Form 10-Q is incorporated herein by reference.

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

Card Activation Technologies, Inc.
Dated: August 27, 2009	By:	/s/ Robert Kite
Robert Kite
Chairman, President and Chief Executive Officer (Principle Executive Officer and Principal Financial Officer)