Form 10-K
period 2009-09-30
Card Activation Technologies Inc
filed 2010-01-19
CIK 1384522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-52556

Card Activation Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-5769015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

53 West Jackson Blvd., Suite 1618 Chicago, Illinois	60604-3749
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (312) 972-1662

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non–accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐	No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2009 was $6,319,905, computed by reference to the $0.07 closing price of such common stock equity on March 31, 2009.

As of January 11, 2010, there were 174,782,045 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward Looking Statements

Certain statements made or incorporated by reference in this Annual Report on Form 10-K,  in our other filings with the Securities and Exchange Commission (SEC), in our press releases and in statements made by or with the approval of authorized personnel constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended ( the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended ( the Exchange Act), with respect to, among other things, future events and financial trends affecting us.  Forward looking statements are typically identified by words such as believes, estimates, expects, anticipates, plans, should, would and similar expressions.

Although we believe the expectations reflected in any forward looking statements are reasonable, readers are cautioned that forward looking statements involve known and unknown risks and uncertainties, are not guarantees of future performance and that actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied by such forward looking statements.

Forward looking statements in this Annual Report on Form 10-K speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents.  Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward looking statements, whether as a result of new information, future events or otherwise.  In light of these risks and uncertainties, we cannot ensure that the forward looking statements contained in this Annual Report on Form 10-K will, in fact, transpire.

ITEM 1.  BUSINESS.

General

Card Activation Technologies, Inc. (“we,” “us,” “our” or the “Company”) was incorporated as a Delaware corporation on August 29, 2006.  Our principal executive office is located at 53 West Jackson Boulevard, Suite 1618, Chicago, Illinois 60604, and our telephone number is (312) 972-1662.

The Company was formed to own and commercially develop our patented point-of-sale technology for the activation and processing of transactions related to debit styled cards, which include gift cards, phone cards and other stored value cards.  Currently, our business strategy consists exclusively of attempting to enter into license agreements with third parties to license our rights under our patent and in pursuing patent litigation in an effort to protect our intellectual property and obtain recourse against alleged infringement of our patent.  During the fiscal year ended September 30, 2009, our sole revenues from operations were generated from settlements of patent litigation with third parties pursuant to which such third parties paid us royalties for use of our patent.

We were formerly a wholly owned subsidiary of MedCom USA Incorporated (“MedCom”).  In October 2006, MedCom announced its intention to spin-off its card technology business from its other businesses.  In connection with our formation, MedCom transferred a patent relating to its card technology business to us in exchange for 146,770,504 shares of our common stock.  On October 31, 2006, MedCom's board of directors declared a stock dividend to its shareholders of record at the end of business on December 15, 2006 of one share of our common stock for every one share of common stock of MedCom owned by its shareholders.  On March 1, 2007, MedCom distributed 86,770,504 shares of our common stock to its shareholders pursuant to the stock dividend and retained the balance of 60,000,000 shares of our common stock.  MedCom remains our largest shareholder.

Description of Our Patent

Our principal asset is our patented payment technology that we acquired from MedCom in connection with our spin-off.  The payment technology is covered by one patent which was assigned to us by MedCom upon our formation (U.S. Patent No. 6,032,859).  The patent covers the technology and process for taking a card with a magnetic strip or other data capture mechanism and activating the card by loading a determined monetary value onto the card for use at a later date for different types of transactions.  This process can be used for gift cards, phone cards and other stored value cards.

Patents generally have a life span of 20 years from the date of application depending upon the relevant jurisdiction.  An application for the patent was filed in September 1997 and subsequently granted on March 7, 2000.  Based on the September 1997 application date, the patent has a remaining term of approximately seven years and will expire in 2017.

Business Strategy

Our business strategy consists exclusively of attempting to enter into license agreements with third parties to license our rights under our patent and in pursuing patent litigation in an effort to protect our intellectual property and obtain recourse against alleged infringement of our patent.  We are presently engaged in an aggressive program to identify potential third-party infringers of our patent, notify such third-parties of their infringement and seek licensing fees for the use of our patent.  We may obtain such licensing fees pursuant to license agreements entered into by the Company and the third-parties, or we may pursue patent litigation to obtain remedies for infringement.  We intend to aggressively enforce our rights during the entire life of the patent, and to seek royalty payments from all infringing parties until the patent expires in 2017.

Licensing the use of our patented technology

We have identified hundreds of retail chains who the company believes are utilizing our patented technology with the use of debit cards, gift cards, phone cards, affinity cards and stored value cards.  We have, through our attorneys, sent letters to these retailers notifying them of their potential infringement on our patent and requesting that the retailers enter into negotiations with the Company regarding a license agreement for the patent.  The letters also notify the retailers of the Company's intent to pursue legal action to enforce its rights with respect to the patent should the retailers choose not to negotiate a licensing agreement.  If the Company successfully pursues legal action, any damages awarded to the Company will be determined based on the date of the letter of notice.  The Company has and continues to negotiate licenses with several retailers that responded to the correspondence.  We intend to generate revenues by charging licensing fees to the retailers who are utilizing our patented technology and voluntarily enter into licensing agreements.

Patent infringement settlements

We also generate revenue through settlements with retailers who are infringing on our patent.  Since our acquisition of the patent from MedCom, we have, through our attorneys, initiated lawsuits against 16 major retailers, and we have entered into settlement and license agreements with 12 major retailers.  The terms of these settlement and license agreements are typically confidential and grant a non-exclusive license to the retailers in exchange for royalty fees.  During the fiscal year ended September 30, 2009, our sole revenues from operations were generated from settlements of patent litigation with third parties pursuant to which such third parties paid us royalties for use of our patent.  In addition, we recently announced our intent to file up to 45 additional lawsuits against major retailers in the near future.

In the ordinary course of our patent litigation, we are the subject of, or party to, various pending or threatened legal actions regarding the validity of the patent.  As a part of these actions, we have been involved in "Markman Hearings," which are proceedings under U.S. patent law in which plaintiffs and defendants present their arguments to the court as to how they believe the patent claims – which define the scope of the patent holder's rights under the patent – should be interpreted for purposes of determining at trial whether the patents have been infringed.  Other parties may take actions to challenge our patent.  We can make no assurances that we will not lose all or some of the claims covered by our patent as the result of such challenges or other litigation, including actions initiated by us, regarding our patent.

Marketing

We market our technology to retailers and other companies who utilize point of sale technology.  Our primary market is the hundreds of retailers who we believe are utilizing our patented technology.  Since inception the Company has negotiated with and actively pursued infringers of our patent.  Once the company is successful in the pursuit of the patent infringers and in its licensing program, we anticipate receiving the appropriate royalties from the use of our technology by third parties by allowing licensing arrangements to our technology and anticipated royalties for the use of our patent.

Description of the Industry

The implementation of card activation for consumers has been expanding rapidly throughout the United States. Significant users include phone cards populated with value by retailers, the expansion of gift cards at major department and big box stores, the creation of affinity cards by retailers building customer loyalty, and the sale of these cards in supermarkets, convenience stores, coffee shops and other outlets. Retailers continue to add this product offering to augment their sales efforts.

The retail industry has adopted the method of activating cards at the time of purchase in order to reduce theft and cost of holding cards with pre-loaded values included. The retailer benefits significantly because it receives revenue from the customer and does not incur the cost of providing goods and services until the customer actually utilizes the card at time of purchase.  Other benefits to retailers for the use of gift cards include the fact that not all cards are fully utilized or used at all thereby providing a 100% profit to the retailer for the amount not used, merchandise returns are reduced, potential new customers are created and the amount of purchase is potentially increased.

Competition

Competition in the technology industry is intense. The main competition is the entities that are using fully loaded cards with a predetermined value that do not require activation. Also as technologies advance there is always a risk of new technology and more competition.  The overall market of the gift and affinity cards is significant and continues to grow.

We are actively seeking to license our technology and believe that many retailers, gas stations, phone companies and others that utilize stored value cards, such as gift and debit, are infringing on our patent.

Employees

At September 30, 2009, the Company was managed by its sole officer and director, Robert Kite.  We have no other full or part-time employees. Our business operations are focused on the patent infringement activity and the protection of our patent through our legal counsel and are conducted through the use of consultants and our administrative services agreement with MedCom which we entered into in connection with our spin-off.

Available Information

We file annual and quarterly reports and other information with the Securities and Exchange Commission.  You may read and copy any document that we file at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549.  Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room.  Reports and other information regarding issuers, including us, that file electronically with the Securities and Exchange Commission are also available to the public from the Securities and Exchange Commission’s Web site at http://www.sec.gov.

ITEM 1A.  RISK FACTORS.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 2.  PROPERTIES.

The Company has office space in Scottsdale, Arizona.  The space is shared with MedCom. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.  The Company pays $500 a month in rent on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS.

In the ordinary course of business, we are the subject of, or party to, various pending or threatened legal actions, including various counterclaims in connection with our intellectual property enforcement activities.  Card Activation, through its attorneys, has sent letters to over 600 potential infringers of the patent, placing the infringers on notice of the patent and seeking a license agreement under the patent. While we believe that any liability arising from these actions will not have a material adverse effect on our financial position, results of operations or cash flows, we can make no assurances that we will not lose all or some of the claims covered by our patent as the result of such actions.

Information regarding the Company's legal proceedings outside the ordinary course of business is disclosed under Notes 5 and 6 to the Company's Financial Statements of Item 8 of Part II of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company submitted no matters to a vote of its security holders during the fiscal year ended September 30, 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board”) and can be accessed on the Internet at www.otcbb.com under the symbol “CDVT.” The following table sets forth for the periods indicated the high and low bid quotations for Card’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

	High	Low
Fiscal Year 2009
First Quarter (October – December 2008)	$.12	.05
Second Quarter (January – March 2009)	$.11	.04
Third Quarter (April – June 2009)	$.08	.02
Fourth Quarter (July – September 2009)	$.20	.07

Fiscal Year 2009
First Quarter (October – December 2007)	$.29	.28
Second Quarter (January – March 2008)	$.31	.26
Third Quarter (April – June 2008)	$.23	.20
Fourth Quarter (July – September 2008)	$.09	.06

As of January 11, 2010, there were 990 holders of record of our common stock and the closing price on the Electronic Bulletin Board was $0.09.

Dividend Policy

We have never declared or paid cash dividends on our common stock.  We intend to follow a policy of retaining earnings to finance the growth of our business and do not anticipate paying any cash dividends in the foreseeable future.  The declaration and payment of future dividends on our common stock will be at the sole discretion of our Board of Directors and will depend on our profitability, our financial condition, capital requirements, future prospects and other factors the Board of Directors deem relevant.

Issuer Repurchases of Equity Securities

On August 1, 2009, our Board of Directors approved a share repurchase plan under which, subject to price and market conditions, we may purchase shares of our common stock from time to time in the open market or in privately negotiated transactions using available cash.  There has been no time limit set for completion of the repurchase plan.  There is no maximum number of shares that may be purchased pursuant to the plan.  There have been no share repurchases pursuant to this plan.

Equity Compensation Plan

We have a 2006 Stock Option Plan (the “Plan”) for employees, directors and consultants and reserved 1,000,000 shares for issuance under the Plan.  No shares have been issued under this Plan.

ITEM 6.  SELECTED FINANCIAL DATA.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We own and commercially develop our patented point-of-sale technology for the activation and processing of transactions related to debit styled cards, which include gift cards, phone cards and other stored value cards.  Currently, our business strategy consists exclusively of attempting to enter into license agreements with third parties to license our rights under our patent and in pursuing patent litigation in an effort to protect our intellectual property and obtain recourse against alleged infringement of our patent.

Results of Operations

Fiscal Year Ended September 30, 2009, Compared to Fiscal Year Ended September 30, 2008

Revenues increased 100.0% to $993,000 for the year ended September 30, 2009 from zero for the year ended September 30, 2008.  The increase in revenues was due to the settlement of patent litigation with 10 parties compared to no settlements in the prior year.  There are currently 4 lawsuits pending and over 600 parties have been notified that they are infringing on our patent.

Operating expenses consist of cost of revenue, general and administrative expenses and sales and marketing costs.

Cost of revenue consists of contingency fees paid to legal counsel of 35% of settlement revenue.  Cost of revenue increased 100% to $347,550 for the year ended September 30, 2009 from zero for the year ended September 30, 2008 as a result of increased revenue.

General and administrative expenses consist of salaries and benefits, legal, professional and consulting fees, corporate costs, facilities cost, insurance, travel and entertainment.  General and administrative costs increased 37.3% to $569,606 for the year ended September 30, 2009 from $414,822 for the year ended September 30, 2008.  This increase was primarily due to increased salaries, benefits and travel and entertainment costs for executives which was offset by reduced commissions due to less activity in raising capital.

Sales and marketing costs increased 140.2% to $5,434 for the year ended September 30, 2009 from $2,262 for the year ended September 30, 2008 due to fewer press releases.

On October 1, 2008 the Company issued 96,000 shares of common stock to a related party, American Nortel Communications Inc. The issuances were valued at $.088 per share; which was the trading value of the stock at the date of issuance, and the Company recognized compensation expenses to William P. Williams of $8,448.

On October 21, 2008, the Company issued 3,000,000 shares of common stock in benefit of its related party, MedCom, for that company's acquisition of PayMed LLC.  The value of the shares was $.088 per share, which was the trading value of the stock at the date of issuance. The Company recorded a receivable from MedCom in the amount of $294,000.  In connection with the Settlement Agreement discussed above, this transaction will be unraveled whereby the ownership of PayMed LLC will revert back to the previous owner and the shares of our common stock will be returned to us.

On December 4, 2008 the Company issued 96,000 shares of common stock to a related party, American Nortel Communications Inc. The issuances were valued at $.089 per share; which was the trading value of the stock at the date of issuance, and the Company recognized compensation expenses to William P. Williams of $8,630.

During the three months ended December 31, 2008 the Company entered into subscription agreements for 1,381,756 shares of common stock to third parties. The shares were valued at their trading value on the date o issue for a total amount of $119,500.

On January 15, 2009, we issued 240,000 shares to a related party, Wilcom, Inc., valued at $0.10 per share which was its trading value on the date of issue.  We recognized compensation expense in the amount of $24,000.

Fiscal Year Ended September 30, 2008, Compared to Fiscal Year Ended September 30, 2007

Revenues decreased 100.0% to zero for the year ended September 30, 2008 from $45,000 for the year ended September 30, 2007.  The decrease in revenues was due to no patent litigation settlements for the year ended September 30, 2008 compared to one patent litigation settlement in the prior year.

Operating expenses consist of cost of revenue, general and administrative expenses and sales and marketing costs.

Cost of revenue consists of contingency fees paid to legal counsel of 35% of settlement revenue.  Cost of revenue decreased 100% to zero for the year ended September 30, 2008 from $15,750 for the year ended September 30, 2007 as a result of decreased revenue.

General and administrative expenses consist of salaries and benefits, legal, professional and consulting fees, corporate costs, facilities cost, insurance, travel and entertainment.  General and administrative costs increased 89.2% to $414,822 for the year ended September 30, 2008 from $219,286 for the year ended September 30, 2007.  This increase was primarily due to increased legal expenses and commissions due to raising capital.

Sales and marketing costs remained flat for the year ended September 30, 2008 compared to September 30, 2007.

Liquidity and Capital Resources

The Company's operating requirements have historically been funded from the sale of our common stock and litigation settlement revenue.  We expect our future operations will be funded from the litigation revenue settlements as well as revenues from licensing our technology.  In addition, the Company is researching potential business combinations that would utilize our technology or enhance our strategy, although no such target acquisition has been identified.

In order to develop our business plan, we will require funds for working capital. We are attempting to raise additional working capital through the sale of equity, debt or a combination of equity and debt. We do not presently have any firm commitments for additional working capital and there are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. If we are able to secure additional working capital through the sale of equity securities, the ownership interests of our current stockholders will be diluted. If we raise additional working capital through the issuance of debt or additional dividend paying securities our future interest and dividend expenses will increase. If we are unable to secure additional working capital as needed, our ability to grow our sales, meet our operating and financing obligations as they become due and continue our business and operations could be in jeopardy.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make estimates and assumptions about the effects of matters that are inherently uncertain.  Those estimates and assumptions are derived and continually evaluated based on historical experience, current facts and circumstances, and changes in the business environment.  However, actual results may sometimes differ materially from estimates under different conditions.  We have summarized our significant accounting policies in note 1 to our financial statements.  Of the accounting policies, we believe the following may involve a higher degree of judgment and complexity.

Revenue Recognition

Revenue is recognized from litigation settlements received from companies that have violated our patented technology and is recorded upon receipt.  Revenue is recognized from the receipt of royalties or licensing fees from the use of our patent technology and  is recorded when sales are generated from third parties that have generated sales from the use of our technology.  We have no licensing agreements executed that generate royalty payments at this time.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

Recent Accounting Guidance

Updates issued and adopted

On September 30, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”), which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. ASC 105 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective for interim or annual periods ending after September 15, 2009. ASC 105 does not have a material impact on the Company’s financial statements presented hereby.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”). The pronouncement modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of ASC 855 in September 30 2009, in accordance with the effective date.

On June 30, 2009, the Company adopted updates issued by the FASB to fair value disclosures of financial instruments.  These changes require a publicly traded company to include disclosures about the fair value of its financial instruments.  Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value.  Other than the required disclosures, the adoption of these changes had no impact on the Financial Statements.

Other Considerations

There are numerous factors that affect the business and the results of its operations.  Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for our product, and the ability to develop new products based on new or evolving technology and the market's acceptance of those products.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Card Activation Technologies, Inc.

We have audited the accompanying balance sheets of Card Activation Technologies, Inc. as of September 30, 2009 and 2008, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Card Activation Technologies, Inc. as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California
January 13, 2010

CARD ACTIVATION TECHNOLOGIES, INC.
BALANCE SHEET

	September 30,
	2009	2008
CURRENT ASSETS
Cash	$6,909	$–
Investments	25,000	–
Settlement receivable	237,500	–
Advances to affiliate	1,072,050	507,149
Other current assets	20,000	–
Total current assets	1,341,459	507,149
TOTAL ASSETS	$1,341,459	$507,149

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Bank overdraft	$–	$1,963
Accounts payable	51,522	20,860
Accrued expenses	242,857	28,960
Total current liabilities	294,379	51,783
TOTAL LIABILITIES	$294,379	$51,783

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized; none issued and outstanding as of September 30, 2009 and 2008, respectively	–	–
Common stock, $.0001 par value, 300,000,000 shares authorized; 174,782,045 and 169,968,289 shares issued and outstanding as of September 30, 2009 and 2008, respectively	17,478	16,997
Additional paid in capital	1,509,953	1,055,845
Accumulated deficit	(480,351)	(617,476)
Total stockholders' equity	1,047,080	455,366

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,341,459	$507,149

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

	September 30,
	2009	2008
REVENUE
Litigation revenue	$993,000	$–
Total	993,000	–

COSTS AND EXPENSES
Cost of revenue	347,550	–
General and administrative	569,606	414,822
Sales and marketing expenses	5,434	2,262
Total operating expenses	922,590	417,084
OPERATING LOSS	70,410	(417,084)

OTHER (INCOME) AND EXPENSES
Interest income	(67,297)	(7,678)
Interest expense	582	–
Total other (income) expense	(66,715)	(7,678)

INCOME (LOSS) BEFORE INCOME TAXES	137,125	(409,406)

INCOME TAX (BENEFIT) PROVISION	–	–

NET INCOME (LOSS)	$137,125	$(409,406)

Weighted Average Common Shares Outstanding:
Basic and diluted:	174,416,237	166,844,138

Net Income (Loss) Per Share:
Basic and diluted:	$.001	$(.002)

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Total
Balance as of September 30, 2007	163,914,717	$16,392	–	$–	$–	$(208,070)	$(191,678)
Common stock issued for legal matters at $.49	500,000	50	–	–	244,950		245,000
Common stock issued for legal matters at $.23	100,000	10	–	–	22,990		23,000
Common stock issued in benefit of affiliate at $.14	600,000	60	–	–	83,940		84,000
Common stock issued in private placement	4,853,572	485	–	–	703,965		704,450
Net loss						(409,406)	(409,406)
Balance as of September 30, 2008	169,968,289	$16,997	–	$–	$1,055,845	$(617,476)	$455,366

Common stock issued under subscription agreements	1,381,756	138	–	–	119,362		119,500
Common Stock issued in connection with PayMed acquisition	3,000,000	300	–	–	293,700		294,000
Common stock issued for compensation	432,000	43	–	–	41,046		41,089
Net loss						(137,125)	(137,125)
Balance as of September 30, 2009	174,782,045	$17,478	–	$–	$1,509,953	$(480,351)	$1,047,080

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES INC.
STATEMENT OF CASH FLOWS

	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$137,125	$(409,406)
Adjustments to reconcile net income to cash (used in) operating activities
Common stock issued for services	41,089	352,000
Changes in assets and liabilities:
Other assets	(237,500)	–
Accounts payables	30,662	(19,375)
Accrued expenses	213,897	28,960
Net cash used in operating activities	185,273	(47,821)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short term investments	(25,000)	–
Net cash from investing activities	(25,000)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(1,963)	1,963
Loans to affiliates	(396,694)	–
Repayment of notes from affiliates	125,793	(1,175,691)
Proceeds from the sale of stock	119,500	704,450
Loans from affiliates	–	503,400
Net cash provided by financing activities	(153,364)	34,122

INCREASE IN CASH	6,909	(13,699)
CASH, BEGINNING OF YEAR	–	13,699
CASH, END OF YEAR	$6,909	$–

Supplemental Cash Flow Information:
Issuance of stock for affiliate acquisition	$294,000	$–

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 1 – BACKGROUND

Card Activation Technologies, Inc. (“we,” “us,” “our” or the “Company”) was incorporated in the state of Delaware on August 29, 2006. The Company was incorporated in order to own and commercially develop our patented point-of-sale technology for the activation and processing of transactions related to debit styled cards, which include gift cards, phone cards and other stored value cards.  We also vigorously defend our patent and actively litigate infringements related to the unauthorized use of our technology.  The patent was transferred to us by MedCom USA, Incorporated (“MedCom”) upon our formation in exchange for 146,770,504 shares of our common stock.  The patent covers the technology and process for taking a card with a magnetic strip or other data capture mechanism and activating the card by down loading a determined monetary value onto the card for use at a later date for different types of transactions.

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.   During the year ended September 30, 2009 the Company recognized net income of $137,125.  However, the Company incurred an accumulated net loss from period August 29, 2006 (Inception) through September 30, 2009 of $480,351.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Revenue Recognition

Revenue is recognized from litigation settlements received from companies that have violated our patented technology and is recorded upon receipt.  Revenue is recognized from the receipt of royalties or licensing fees from the use of our patent technology and is recorded when sales are generated from third parties that have generated sales from the use of our technology.  We have no licensing agreements executed that generate royalty payments at this time.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2009, cash and cash equivalents include cash on hand and cash in the bank.

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, "Accounting for Income Taxes", to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740"). Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2009, the Company did not record any liabilities for uncertain tax positions.

Earnings per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of September 30, 2009, there were no potential dilutive instruments that could result in share dilution.

Fair Value of Financial Instruments

The company financial instruments consist primarily of cash, affiliate receivable, settlement receivable, accounts payable and accrued expenses and debt.  The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

The Company adopted ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable or the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

Share-Based Compensation

The Company applies Topic 718 “Share-Based Payments” (“Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized when the event occurs. The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents.  Cash equivalents consist of interest-bearing deposits, money market funds and debt instruments in financial institutions.  Cash and cash equivalents are not in excess of Federal Deposit Insurance Corporation insurance limits.  The Company has not experienced any losses in such accounts.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long lived assets.

Recent Accounting Updates

Updates issued and adopted

On September 30, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”), which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. ASC 105 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective for interim or annual periods ending after September 15, 2009. ASC 105 does not have a material impact on the Company’s financial statements presented hereby.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”). The pronouncement modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of ASC 855 in September 30 2009, in accordance with the effective date.

On June 30, 2009, the Company adopted updates issued by the FASB to fair value disclosures of financial instruments.  These changes require a publicly traded company to include disclosures about the fair value of its financial instruments.  Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value.  Other than the required disclosures, the adoption of these changes had no impact on the Financial Statements.

NOTE 4 - INCOME TAXES

The Company adopted ASC Topic 740 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $478,873 which expire in various years through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized.

Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

The provision (benefit) for income taxes from continued operations for the years ended September 30, 2009 and 2008 consist of the following:

	September 30,
	2009	2008
Current:
Federal	$–	$–
State	–	–

Deferred:
Federal	$–	$138,695
State	–	28,081
		166,776
Change in valuation allowance	–	(166,776)

(Benefit) provision for income taxes	$–	$–

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	September 30,
	2009	2008

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	4.8%	7.0%
Utilization of net operating loss carryforward	(38.8%)	41.0%

Effective tax rate	0.0%	0.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30,
	2009	2008

Net operating loss carry forward	185,889	166,776
Valuation allowance	(185,889)	(166,776)

Deferred income tax asset	$–	$–

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company also has a contingency agreement with Orum and Roth, one of the law firms that represent the Company in the patent litigation.  Orum and Roth is paid thirty five percent of settlement entered in by the company  and future patent litigation successes.

The Company was a party to litigation in federal court involving certain related parties, which was recently dismissed.  The Company was a plaintiff, along with MedCom, in a lawsuit against prior management, Michael Malet and Annette Malet, and William P. Williams, Eva S. Williams and certain of their affiliated entities, Wilcom, Inc., a Texas Corporation, WPW Aircraft LLC, an Arizona Limited Liability Corporation and American Nortel Communications, Inc., a Nevada Corporation, which was filed in February 2009 in the United States District Court in the District of Arizona (Case No. 2:09-cv-00298).  The Company alleged nine causes of action including, among other things, securities fraud, racketeering, and other state law causes of actions, which related to alleged acts arising out of certain of the defendants’ prior service as management of the Company and MedCom.  The Company and MedCom were seeking certain compensatory damages, punitive damages, treble damages, injunctive relief and disgorgement of personal profits and compensation realized by the defendants and reasonable attorneys’ fees, costs and expenses associated with the lawsuit.  In August 2009, the parties filed a stipulation for dismissal without prejudice, which was approved by the court pursuant to an order issued on August 25, 2009.  The parties intend to seek to resolve the claims outside the context of a court proceeding to mitigate expenses.  To this end, the parties have entered in tolling agreements preserving claims against statutes of limitations and other applicable time-based defenses.  If the parties can’t reach a resolution, the Company and MedCom may seek to reinstate the litigation.  The Company is uncertain of the legal costs associated with this suit or its ultimate outcome.

NOTE 6 – RELATED PARTY

As of September 30, 2009, the Company was managed by its sole officer and director, Robert H. Kite.  Michael De La Garza previously served as a director of the Company and as the Company’s President and Chief Executive Officer.  On April 27, 2009, holders of more than a majority of the outstanding shares of the Company’s common stock, acting by written consent, effected the removal of Mr. De La Garza from the Company’s Board of Directors.  Following Mr. De La Garza’s removal as a director by stockholders, Mr. Kite, the Company’s sole director, acted to remove Mr. De La Garza from his position as President and Chief Executive Officer.  Mr. Kite now serves as sole director and Chairman of the Company’s Board of Directors and acts as the Company’s principal executive and principal financial officer.  Mr. Kite also serves as chairman of the board of directors, president and chief executive officer of MedCom, a related party, and owns shares of common stock of both MedCom and the Company.  MedCom is also a significant shareholder of the Company. He also serves in the same capacity of MedCom, a related party and significant shareholder. Additionally Mr. Kite is a significant shareholder of both entities.

On June 4, 2009, the Company entered into a settlement agreement with Mr. De La Garza, MedCom, certain shareholders of MedCom, Robin De La Garza, Mr. De La Garza’s spouse, PayMed USA, LLC, and Absolute Medical Software Systems, LLC (the “Settlement Agreement”).  The Settlement Agreement resolved pending Arizona state court litigation against Mr. De La Garza, in which the Company’s largest shareholder, MedCom, sought, among other things, injunctive and declaratory relief that Mr. De La Garza was not authorized to act on behalf of MedCom as an officer or director.  The Settlement Agreement became final and effective on August 11, 2009.

Under the terms of the Settlement Agreement, Mr. De La Garza affirmed in writing that holds no position with the Company, whether as an officer, a director or otherwise, and he resigned from any such position to the extent he could be said to hold any such position, which resolved any potential disputes relating to his removal from such offices in April 2009, as discussed above.

On October 1, 2008 the Company issued 96,000 shares of common stock to a related party, American Nortel Communications Inc. The issuances were valued at $.088 per share; which was the trading value of the stock at the date of issuance, and the Company recognized compensation expenses to William P. Williams of $8,448.

On October 21, 2008, the Company issued 3,000,000 shares of common stock in benefit of its related party, MedCom, for that company's acquisition of PayMed LLC.  The value of the shares was $.088 per share, which was the trading value of the stock at the date of issuance. The Company recorded a receivable from MedCom in the amount of $294,000.  In connection with the Settlement Agreement discussed above, this transaction will be unraveled whereby the ownership of PayMed LLC will revert back to the previous owner and the shares of our common stock will be returned to us.

On December 4, 2008 the Company issued 96,000 shares of common stock to a related party, American Nortel Communications Inc. The issuances were valued at $.089 per share; which was the trading value of the stock at the date of issuance, and the Company recognized compensation expenses to William P. Williams of $8,630.

On January 15, 2009, we issued 240,000 shares to a related party, Wilcom, Inc., valued at $0.10 per share which was its trading value on the date of issue.  We recognized compensation expense in the amount of $24,000.

During the year ended September 30, 2009 and 2008 the company entered into subscription agreements whereby it sold its shares of common stock to third parties. The shares were valued at their closing price on the date of the agreements. The funds from the sale of some shares of common stock sold by the company during the year ended September 30, 2008 were deposited into MedCom.  The company has accounted for and recorded an affiliate receivable due from MedCom to the company as a result of the deposit of the funds related to the issuances of the company’s shares of common stock to third parties.

As of September 30, 2009 and 2008 the company had a receivable from affiliate advances in the amount of $1,072,050 and $507,149, respectively.

NOTE 7 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

NOTE 8 – STOCK BASED COMPENSATION

The Company can grant options under their stock option plan.  The Company's Incentive Stock Option Plan (the "Plan") has allocated and reserved 1,000,000 common shares for the Plan, of which 500,000 shares are designated for Officers and Directors of the Company and 500,000 shares are designated for consultants of the Company.   Each option represents the right to purchase one share of the Company's Common Stock.

No options have been awarded under the Plan.

NOTE 9 – EQUITY

On October 1, 2008 the Company issued 96,000 shares of common stock to a related party, American Nortel Communications Inc. The issuances were valued at $.088 per share; which was the trading value of the stock at the date of issuance, and the Company recognized compensation expenses to William P. Williams of $8,448.

On October 21, 2008, the Company issued 3,000,000 shares of common stock in benefit of its related party, MedCom, for that company's acquisition of PayMed LLC.  The value of the shares was $.088 per share, which was the trading value of the stock at the date of issuance. The Company recorded a receivable from MedCom in the amount of $294,000.  In connection with the Settlement Agreement discussed above, this transaction will be unraveled whereby the ownership of PayMed LLC will revert back to the previous owner and the shares of our common stock will be returned to us.

On December 4, 2008 the Company issued 96,000 shares of common stock to a related party, American Nortel Communications Inc. The issuances were valued at $.089 per share; which was the trading value of the stock at the date of issuance, and the Company recognized compensation expenses to William P. Williams of $8,630.

During the three months ended December 31, 2008 the Company entered into subscription agreements for 1,381,756 shares of common stock to third parties. The shares were valued at their trading value on the date o issue for a total amount of $119,500.

On January 15, 2009, we issued 240,000 shares to a related party, Wilcom, Inc., valued at $0.10 per share which was its trading value on the date of issue.  We recognized compensation expense in the amount of $24,000.

NOTE 10 – SUBSEQUENT EVENTS

From the period October 1, 2009 through December 31, 2009, the Company settled litigation with two additional parties in the total amount of $250,000.

*  *  *  *  *  *

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control over Financial Reporting

Our principal executive officer, who also serves as our principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Our principal executive officer conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2009. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework.  Based on this assessment, our principal executive officer has concluded and concluded that our internal control over financial reporting as of September 30, 2009 was not effective at the reasonable assurance level due to the possible material weakness described below, and other factors related to the Company’s financial reporting processes.

The Company and its independent registered public accounting firm identified certain significant internal control deficiencies that we considered to be, in the aggregate, a material weakness. The primary concern was the preparation of the stock subscription agreements and the proper depositing of cash received. During the year ended September 30, 2009 the Company issued and sold stock to third parties through subscription agreement however the Company requested the investors to write the checks in the name of MedCom a related party. These payments were deposited in Medcom a related party. The company accounted for these deposits as affiliate receivables and accrues interest at a rate of seven percent annually.  Due to the size of our Company and the costs associated to remediate these issues, we still consider these concerns to be relevant.

The Company is in the process of evaluating its internal control over financial reporting in an effort to develop remedial measures to correct the deficiencies.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the year September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Director and Executive Officer

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title
Robert H. Kite	55	Sole Director (Chairman), President and Chief Executive Officer

Robert H. Kite joined the Company’s Board of Directors in September 2008.  He has been Chairman of the Board of Directors since April 2009, and President and Chief Executive Officer of the Company since April 2009.  Since 1981, Mr. Kite has been President and COO of Kite Family Co., Inc. and the Managing General Partner of KFT LLLP, a family owned company whose assets and operations include but are not limited to, commercial and industrial buildings, land holdings, stock, bonds, commodities, MRI clinics,  and hotel and retail development.  Mr. Kite is a director with five publicly traded companies, two privately held companies, and two charitable organizations.  Public companies include: MedCom USA Incorporated (MedCom), a medical software provider and Company affiliate, Ants Software Inc. (Ants), a software company based in Burlingame, California, National Energy Group (NEG), an oil and gas company based in Dallas Texas, Petrol Oil & Gas (POIG), an oil and gas exploration and development company based in Overland Park, Kansas, and Jardinier, developer of highly efficient irrigation systems, based in Santa Ana, California.  He also serves on the boards of E2020, an internet education company, and Financials, an accounting software company.  Mr. Kite’s public service work includes board membership with Child Help USA and the FBI Citizen’s Academy.

Mr. Kite previously worked in the construction industry in Saudi Arabia with Beck-Arabia, and in Central America in gold mining and manufacturing operations.  He is a graduate of Southern Methodist University with a Bachelor of Science, Political Science and Psychology with a Minor in Business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 (a) of the Exchange Act requires the Company's officers and directors and persons who own more than 10% of the registered class of the Company's equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors, and 10% stockholders are also required by the SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of Forms 3, 4, 5 and amendments thereto furnished to us and written representations that no other reports were required, during and for the fiscal year ended December September 30, 2009, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% beneficial owners were complied with in a timely manner.

Code of Ethics

Given our limited operations and resources, and the limited size of our management team, our Company has not adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Audit Committee Financial Expert

Given our limited operations and resources, and the limited size of our management team, our Company's board of directors does not have an audit committee. In addition, our Company’s board of directors has determined that the Company does not have an audit committee financial expert serving on the board. When the Company develops its operations, it will create an audit committee and will seek an audit committee financial expert for its board and audit committee.

ITEM 11.  EXECUTIVE COMPENSATION.

It is anticipated that once the company begins to generate revenues, the Company’s officers, will begin receiving compensation from the company, but the amount has yet to be determined. In addition, it is anticipated that the Company will provide the officers with normal and customary benefits, including health, vacation, expense reimbursement, and retirement plan contributions.

There is currently no arrangement with any officer to provide compensation for their executive services to the Company.

Summary Compensation Table

The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and to all other executive officers for services rendered for the last two completed fiscal years.

Name and Principal Position (1)	Year	Salary	Bonus	All Other Compensation		Total
Robert H. Kite	2009	$–	$–	$–		$–
Chairman, President and Chief Executive Officer	2008	–	–	–		–

William P. Williams	2009	–	–	113,750	(2)	113,750
Former Chairman, Former President and Former Chief Executive Officer	2008	–	–	–		–

(1) Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables required by applicable SEC regulations have been omitted, if there was no compensation awarded to, or earned by or paid to the named executive officers by us.

(2) Represents amounts paid for management fees and value of stock issued in lieu of cash compensation.

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

Compensation of Directors

Mr. Kite is the sole director of the Company and is not being compensated for those services.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists stock ownership of our Common Stock as of January 11, 2010. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each director and executive officer and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.  As of January 11, 2010, there were 174,782,045 shares of our Common Stock outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common Stock	Robert H. Kite 7038 E Fifth Avenue Scottsdale, AZ 85251	84,497,656 (2)	48.3%

Common Stock	All Officers and Directors As a Group	84,497,656 (2)	48.3%

Common Stock	William Williams 7303 E. Earl Dr., Suite 140 Scottsdale, AZ 85251	30,464,746 (3)	17.4%

Common Stock	American Nortel Communications, Inc. 7975 N. Hayden Rd., Suite D333 Scottsdale, AZ 85258	20,196,862 (4)	11.6%

Common Stock	MedCom USA, Incorporated 7038 E Fifth Avenue Scottsdale, AZ 85251	52,400,000 (5)	29.9%

Common Stock	Philip Wyatt c/o Medical Associates Network 801 N. Brand Boulevard Glendale, CA 91203	9,254,000 (6)	5.3%

* Constitutes less than 1% of the Company's outstanding common stock.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2) Amount inclues: (i) 1,632,910 shares held directly by Mr. Kite; (ii) 52,400,000 shares held by MedCom USA, Incorporation; and (iii) 30,464,746 shares held by Mr. Williams or entities related to Mr. Williams as described in footnote (3) to this table.  Mr. Kite is President, Chief Executive Officer and Chairman of the Board of Directors of MedCom USA, Incorporated, and therefore may be deemed to share voting and investment power over those shares.  Mr. Kite holds an irrevocable proxy to vote certain shares beneficially owned by Mr. Williams as described in footnote 3 to his table, and therefore may be deemed to hold sole voting power over those shares.

(3) The ownership reported with respect to Mr. Williams and entities related to Mr. Williams is based on a Schedule 13D filed with the Securities and Exchange Commission on August 12, 2009.  According to the 13D, Mr. Williams holds sole dispositive power with respect to: (i) 20,196,862 shares held directly by American Nortel Communications, Inc., (ii) 7,481,384 shares held directly by Wilcom, Inc., (iii) 2,586,500 shares held directly by the Williams Family Trust, and (iv) 200,000 shares held directly by Mr. Williams' spouse.  Mr. Kite holds an irrevocable proxy to vote the foregoing shares, and therefore may be deemed to hold sole voting power over those shares.  The proxy is effective until the earlier of (i) March 10, 2010; (ii)  the death of Mr. Kite; or (iii) termination of the proxy by Mr. Kite.

(4) The ownership reported with respect to American Nortel Communications, Inc. is based on a Schedule 13D filed with the Securities and Exchange Commission on August 12, 2009.  According to the 13D, Mr. Williams holds sole dispositive power with respect to the shares held by American Nortel Communications, Inc.

(5) Mr. Kite is President, Chief Executive Officer and Chairman of the Board of Directors of MedCom USA, Incorporated, and therefore may be deemed to share voting and investment power over those shares.

(6) The ownership reported with respect to Mr. Wyatt is based on a Schedule 13D filed with the Securities and Exchange Commission on August 12, 2009. According to the 13D, Mr. Wyatt holds: (i) 2,770,000 directly in his name; (ii) 3,200,000 shares jointly with his spouse; (iii) 1,275,000 share in his spouse's name; (iv) 1,094,000 shares in a trust established for his children; and (v) 915,000 shares in a defined benefit plan. Mr. Wyatt hold sale voting and dispositive power for 4,779,000 and 4,770,000 shares respectively, with the remaining shares subject to shared voting or dispositive power, as applicable.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On October 1, 2008 the Company issued 96,000 shares of common stock to a related party, American Nortel Communications Inc. The issuances were valued at $.088 per share; which was the trading value of the stock at the date of issuance, and the Company recognized compensation expenses to William P. Williams of $8,448.

On October 21, 2008, the Company issued 3,000,000 shares of common stock in benefit of its related party, MedCom, for that company's acquisition of PayMed LLC.  The value of the shares was $.088 per share, which was the trading value of the stock at the date of issuance. The Company recorded a receivable from MedCom in the amount of $294,000.  In connection with the Settlement Agreement discussed above, this transaction will be unraveled whereby the ownership of PayMed LLC will revert back to the previous owner and the shares of our common stock will be returned to us.

On December 4, 2008 the Company issued 96,000 shares of common stock to a related party, American Nortel Communications Inc. The issuances were valued at $.089 per share; which was the trading value of the stock at the date of issuance, and the Company recognized compensation expenses to William P. Williams of $8,630.

On January 15, 2009, we issued 240,000 shares to a related party, Wilcom, Inc., valued at $0.10 per share which was its trading value on the date of issue.  We recognized compensation expense in the amount of $24,000.

As of September 30, 2009 and 2008 the company had a receivable from affiliate advances in the amount of $1,072,050 and $507,149, respectively.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the approximate aggregate fees incurred by our principal accountants for 2009 and 2008 services:

	2009	2008
Audit fees	$31,550	$14,100
Other	-	-
Tax	5,000	-
Total Fees	$36,550	$13,000

Tarvaran, Askelson and Company, LLP, did not provide any services related to financial information systems design and implementation during 2009 or 2008.

It is the policy of the Company's Board of Directors to pre-approve all engagements and fees of the independent public accountant and during 2009 and 2008 all such engagements and fees were pre-approved.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  Financial Statements, Financial Statement Schedules, and Exhibits

(1)  Financial Statements

The financial statements filed as part of this filing are listed on the Index to Financial Statements under Item 8.

(2)  Financial Statement Schedules

Not Applicable.

(3)  Exhibits

Refer to Item 15(b) below.

(b)  Exhibits

The exhibits filed in response to Item 601 of Regulation S-K are listed in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARD ACTIVATION TECHNOLOGIES, INC.

Dated: January 15, 2010	By	/s/ Robert Kite
Robert Kite
Chairman, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: January 15, 2010	By	/s/ Robert Kite
Robert Kite
Chairman, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Index to Exhibits

Exhibit	Description
3.1
Certificate of Incorporation of the Company, which is attached as Exhibit 3.1 to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-139677), filed on October 31, 2006, is hereby incorporated by reference as Exhibit 3.1.

3.2
Bylaws of the Company, which is attached as Exhibit 3.2 to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-139677), filed on October 31, 2006, is hereby incorporated by reference as Exhibit 3.2.

10.1*
Card Activation Technologies, Inc. Stock Option Plan, which is attached as Exhibit 10.1 to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-139677), filed on October 31, 2006, is hereby incorporated by reference as Exhibit 10.1.

10.2
Separation Agreement, dated October 31, 2006, by and between the Company and MedCom USA, Incorporated, which is attached as Exhibit 10.2 to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-139677), filed on October 31, 2006, is hereby incorporated by reference as Exhibit 10.2.

10.3
Tax Sharing Agreement, dated October 31, 2006, by and between the Company and MedCom USA, Incorporated, which is attached as Exhibit 10.3 to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-139677), filed on October 31, 2006, is hereby incorporated by reference as Exhibit 10.3.

10.4
Administrative Services Agreement, dated October 31, 2006, by and between the Company and MedCom USA, Incorporated, which is attached as Exhibit 10.4 to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-139677), filed on October 31, 2006, is hereby incorporated by reference as Exhibit 10.4.

10.5
Settlement Agreement, dated February 27, 2007, by and between the Company and McDonald's Corporation, which is attached as Exhibit 10.6 to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-139677), filed on October 31, 2006, is hereby incorporated by reference as Exhibit 10.5.

10.6
Patent License and Covenant Not to Sue Agreement, dated February 27, 2007, by and between the Company and McDonald's Corporation, which is attached as Exhibit 10.7 to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-139677), filed on October 31, 2006, is hereby incorporated by reference as Exhibit 10.6.

10.7
Settlement Agreement and Mutual Release, dated May 21, 2009, by and among the Company, MedCom USA, Incorporation and additional parties thereto, which is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File No. 000-52556), filed on June 12, 2009, is hereby incorporated by reference as Exhibit 10.7.

31.1	Certification of Principal Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act is attached hereto as Exhibit 31.1.

31.2	Certification of Principal Executive and Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act is attached hereto as Exhibit 31.2.

* Management contracts or compensatory plan or arrangement