Form 10-K/A
period 2009-09-30
Card Activation Technologies Inc
filed 2010-02-22
CIK 1384522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendmenet No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment NO.1 on Form lO-KIA (this "Amendment") amends the Annual Report on Form 10-K of Card Activation Technologies, Inc. (the "Company") for the fiscal year ended September 30, 2009, originally fied with the Securities and Exchange Commission (the "SEC") on January 19, 2010 (the "Original Filing"). The purpose of this Amendment is to (ì) revise the Company's conclusions regarding the effectiveness of its disclosure controls and procedures as disclosed under Item 9A(T) to Part II of Fonn lO-K, and (ii) correct an error to the Company's Balance Sheet at September 30, 2009 and 2008 (the "Balance Sheet") by eliminating the line item titled "Other current assets," which was inadvertently included in the Balance Sheet. With respect to the correction to the Balance Sheet, the error had no effect on the Company's total assets or total liabilities and stockholders' equity as disclosed in the Original Filing. In addition, in accordance with the rules of the SEC, the Company is including certain currently dated certifications with this Amendment.

Except as expressly set forth in this Amendment, the Company is not amending any other part ofthe Original Filing. This Amendment continues to speak as of the date of the Original Filing, and does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures unless expressly noted otherwise. Accordingly, this Amendment should be read in conjunction with the Original Filing and with the Company's other filings made with the SEC subsequent to the fiing of the Original Filing, including any amendments to those fiings. The filing of this Amendment shall not be deemed an admission that the Original Filing when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I

Forward Looking Statements

Certain statements made or incorporated by reference in this Annual Report on Form 10-K/A,  in our other filings with the Securities and Exchange Commission (SEC), in our press releases and in statements made by or with the approval of authorized personnel constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended ( the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended ( the Exchange Act), with respect to, among other things, future events and financial trends affecting us.  Forward looking statements are typically identified by words such as believes, estimates, expects, anticipates, plans, should, would and similar expressions.

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

Forward looking statements in this Annual Report on Form 10-K/A speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents.  Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward looking statements, whether as a result of new information, future events or otherwise.  In light of these risks and uncertainties, we cannot ensure that the forward looking statements contained in this Annual Report on Form 10-K/A will, in fact, transpire.

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

Information regarding the Company's legal proceedings outside the ordinary course of business is disclosed under Notes 5 and 6 to the Company's Financial Statements of Item 8 of Part II of this Annual Report on Form 10-K/A, which is incorporated herein by reference.

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

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K/A.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer, who also serves as our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer has concluded that our disclosure controls and procedures were not effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  The Company is in the process of evaluating our disclosure controls and procedures in an effort to develop remedial measures to correct the deficiencies.

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

This Annual Report on Form 10-K/A does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K/A.

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

CARD ACTIVATION TECHNOLOGIES, INC.

Dated: February 22, 2010	By	/s/ Robert Kite
Robert Kite
Chairman, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: February 22, 2010	By	/s/ Robert Kite
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