Form 10-Q
period 2009-12-31
Card Activation Technologies Inc
filed 2010-02-22
CIK 1384522

United states
Securities and Exchange Commission
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

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

As of February 10, 2010, the issuer had 174,782,045 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CARD ACTIVATION TECHNOLOGIES, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	December 31, 2009	September 30, 2009

CURRENT ASSETS
Cash	$39,416	$6,909
Investments	25,000	25,000
Settlement receivable	–	237,500
Advances to affiliate	1,262,088	1,072,050
Total current assets	1,326,504	1,341,459
TOTAL ASSETS	$1,326,504	$1,341,459

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$43,848	$51,522
Accrued expenses	150,085	242,857
Total current liabilities	193,933	294,379
TOTAL LIABILITIES	$193,933	$294,379

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized; none issued and outstanding as of December 31, 2009 and September 30, 2009, respectively	–	–
Common stock, $.0001 par value, 300,000,000 shares authorized; 174,782,045 and 174,782,045 shares issued and outstanding as of December 31, 2009 and September 30, 2009, respectively	17,478	17,478
Additional paid in capital	1,509,953	1,509,953
Accumulated deficit	(394,860)	(480,351)
Total stockholders' equity	1,132,571	1,047,080

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,326,504	$1,341,459

The accompanying notes are an integral part of these condensed financial statements.

CARD ACTIVATION TECHNOLOGIES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2009	2008
REVENUE
Litigation revenue	$250,000	$375,000
Total	250,000	375,000

COSTS AND EXPENSES
Cost of revenue	87,500	131,250
General and administrative	98,004	351,097
Sales and marketing expenses	–	4,940
Total operating expenses	185,504	487,287
OPERATING INCOME (LOSS)	64,496	(112,287)

OTHER (INCOME) AND EXPENSES
Interest income	(21,348)	(8,995)
Interest expense	353	–
Total other (income) expense	(20,995)	(8,995)

INCOME (LOSS) BEFORE INCOME TAXES	85,491	(103,291)

INCOME TAX (BENEFIT) PROVISION	–	–

NET INCOME (LOSS)	$85,491	$(103,291)

Weighted Average Common Shares Outstanding:
Basic and diluted:	174,782,045	172,255,167

Net Income (Loss) Per Share:
Basic and diluted:	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

CARD ACTIVATION TECHNOLOGIES, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$85,491	$(103,291)
Adjustments to reconcile net income to net cash (used in) operating activities:
Common stock issued for services	–	17,088
Changes in assets and liabilities:
Settlement receivable	237,500	–
Accounts payables	(7,674)	92,980
Accrued expenses	(92,772)	(21,884)
Net cash provided by (used in) operating activities	222,545	(15,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to affiliates	(194,270)	(178,995)
Proceeds from the sale of stock	–	102,500
Advances from affiliates	4,232	284,557
Net cash provided by (used in) financing activities	(190,038)	208,062

INCREASE IN CASH	32,507	192,955
CASH, BEGINNING OF YEAR	6,909	–
CASH, END OF YEAR	$39,416	$192,955

Supplemental Cash Flow Information:
Issuance of stock for affiliate acquisition	$–	$294,000

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

Note 2.   Basis of Presentation

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.   During the three months ended December 31, 2009, the Company recognized net income of $85,491.  However, the Company incurred an accumulated net loss from period August 29, 2006 (inception) through December 31, 2009 of $394,860.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

The accompanying condensed financial statements included herein have been prepared by us, without audit, in accordance with the accounting policies described in our audited financial statements and notes thereto for the fiscal year ended September 30, 2009, as presented in our annual report on Form 10-K, and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.  In the opinion of our management, the accompanying condensed financial statements include all adjustments (consisting only of those of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented.  Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.

These condensed financial statements should be read in conjunction with the notes to the 2009 audited financial statements presented in our annual report on Form 10-K for the year ended September 30, 2009, filed with the SEC.  Our reports are available electronically by visiting the SEC website at http://www.sec.gov.

Recent Accounting Guidance

On September 30, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

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

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”). The pronouncement modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of ASC 855 on September 30 2009, in accordance with the effective date.

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

Note 3.   Related Party Transactions

As of December 31, 2009, the Company was managed by its sole officer and director, Robert Kite.  Michael De La Garza previously served as a director of the Company and as the Company’s President and Chief Executive Officer.  On April 27, 2009, holders of more than a majority of the outstanding shares of the Company’s common stock, acting by written consent, effected the removal of Mr. De La Garza from the Company’s Board of Directors.  Following Mr. De La Garza’s removal as a director by stockholders, Mr. Kite, the Company’s sole director, acted to remove Mr. De La Garza from his position as President and Chief Executive Officer.  Mr. Kite now serves as sole director and Chairman of the Company’s Board of Directors and acts as the Company’s principal executive and principal financial officer.  Mr. Kite also serves as chairman of the board of directors, president and chief executive officer of MedCom, a related party, and owns shares of common stock of both MedCom and the Company.  MedCom is also a significant shareholder of the Company.

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

Under the terms of the Settlement Agreement, Mr. De La Garza affirmed in writing that he holds no position with the Company, whether as an officer, a director or otherwise, and he resigned from any such position to the extent he could be said to hold any such position, which resolved any potential disputes relating to his removal from such offices in April 2009, as discussed above.

As of December 31, 2009 and 2008, the Company had a receivable from affiliate advances in the amount of $1,262,088 and $695,587, respectively.

Note 4.  Commitments and Contingencies

The Company enters into contingency agreements with law firms that represent the Company in patent litigation.  Under these agreements, the Company typically pays a law firm thirty five percent of the settlement amounts received by the Company and amounts based on future patent litigation successes.

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

These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated.  These factors include, but are not limited to:  our ability to protect our patented technology, our failure to satisfy our working capital needs from operations and the availability of and costs associated with potential sources of financing.

We warn you that forward-looking statements are only predictions.  Actual events or results may differ as a result of risks that we face.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update them.

The following discussion contains management's discussion and analysis of financial condition and results of operations.  Management's discussion and analysis should be read in conjunction with "Item 1.  Financial Statements" of this quarterly report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our annual report on Form 10-K for the year ended September 30, 2009.

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

Results of Operations

Three Months Ended December 31, 2009, Compared to Three Months Ended December 31, 2008

Revenues decreased 33.3% to $250,000 for the three months ended December 31, 2009 from $375,000 for the three months ended December 31, 2008.  The decrease in revenues was due to smaller amounts received for two settlements of patent litigation for the three months ended December 31, 2009 compared to the amounts received for the two settlements during the three months ended December 31, 2008.  There are currently four lawsuits pending and over 600 parties have been notified that they are infringing on our patent.

Operating expenses consist of cost of revenue, general and administrative expenses and sales and marketing costs.

Cost of revenue consists of contingency fees paid to legal counsel of 35% of settlement revenue.  Cost of revenue decreased 33.3% to $87,500 for the three months ended December 31, 2009 from $131,250 for the three months ended December 31, 2008 as a result of decreased revenue.

General and administrative expenses consist of salaries and benefits, legal, professional and consulting fees, corporate costs, facilities cost, insurance, travel and entertainment.  General and administrative costs decreased 72.1% to $98,005 for the three months ended December 31, 2009 from $351,097 for the three months ended December 31, 2008.  This decrease was primarily due to decreased salaries, benefits and travel and entertainment costs for executives, which was offset by expert witness and other costs related to litigation.

Sales and marketing costs decreased 100% to zero for the three months ended December 31, 2009 from $4,940 for the three months ended December 31, 2008 as a result of no marketing efforts.

Liquidity and Capital Resources

Our primary sources of liquidity are the sale of our common stock and cash generated from operations.  We had no sales of our common stock and two settlements during the three months ended December 31, 2009.  We expect our future operations will be funded from settlements and revenues from licensing our technology.  However, we may need additional working capital.  Efforts to seek additional finding could be made through equity, debt or other external financing.  Additional funding may not be available on favorable terms, or at all.  If we are unable to obtain additional funding when needed we may not be able to execute our business plans and our business may suffer.

From time to time the Company advances funds to MedCom.  As of December 31, 2009 we were owed $1,262,088 including interest from related parties.

At December 31, 2009, we had cash of $39,416 compared to $6,909 at September 30, 2009.  The net change in cash for the periods presented was comprised of the following:

	December 31, 2009	September 30, 2009
Cash flow provided by (used in) operating activities	$222,545	$(15,107)
Cash flow provided by (used in) financing activities	(190,038)	208,062

Cash flow from operating activities was primarily due to net income of $85,491 and cash receipts from settlement receivable $237,500.  These amounts were offset by the pay down of accounts payable and accrued expenses for the three months ended December 31, 2009.  For the three months ended December 31, 2008, we incurred a net loss of $103,291 and incurred approximately $93,000 of accrued expenses which was primarily due to $83,000 of increased receivables related to the settlement receivable.

Cash flow from financing activities was due to net loans to affiliates of approximately $190,000 for the three months ended December 31, 2009 compared to net loans from affiliates of approximately $106,000 and common stock sales of $102,500 for the three months ended December 31, 2008.

Recently Issued Accounting Guidance

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

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”). The pronouncement modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of ASC 855 on September 30 2009, in accordance with the effective date.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer, who also serves as our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer has concluded that our disclosure controls and procedures are not effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  The Company is in the process of evaluating our disclosure controls and procedures in an effort to develop remedial measures to correct the deficiencies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended December 31, 2009) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of business, we are the subject of, or party to, various pending or threatened legal actions, including various counterclaims in connection with our intellectual property enforcement activities.  Card Activation, through its attorneys, has sent letters to over 600 potential infringers of the patent, placing the infringers on notice of the patent and seeking remedies for such infringement. While we believe that any liability arising from these actions will not have a material adverse effect on our financial position, results of operations or cash flows, we can make no assurances that we will not lose all or some of the claims covered by our patent as the result of such actions.

Information regarding the Company's legal proceedings outside the ordinary course of business is disclosed under Notes 3 and 4 to the Company's Condensed Financial Statements (unaudited) of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Card Activation Technologies, Inc.
Dated: February 22, 2010	By:	/s/ Robert Kite
Robert Kite
Chairman, President and Chief Executive Officer (Principle Executive Officer and Principal Financial Officer)