Form 10-Q
period 2010-03-31
Card Activation Technologies Inc
filed 2010-05-17
CIK 1384522

United states
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

As of  May 14, 2010, the issuer had 174,782,045 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CARD ACTIVATION TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	(Unaudited) March 31, 2010	September 30, 2009

CURRENT ASSETS
Cash	$10,168	$6,909
Investments	25,000	25,000
Settlement receivable	-	237,500
Advances to affiliate	1,282,620	1,072,050
Total current assets	1,317,788	1,341,459

TOTAL ASSETS	$1,317,788	$1,341,459

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	61,287	51,522
Accrued expenses	326,681	242,857
Total current liabilities	387,968	294,379

TOTAL LIABILITIES	387,968	294,379

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized; none issued and outstanding as of March 31, 2010 and September 30, 2009, respectively	-	-
Common stock, $.0001 par value, 300,000,000 shares authorized;174,782,045 and 174,782,045 shares issued and outstanding as of March 31, 2010 and September 30, 2009, respectively	17,478	17,478
Additional paid-in capital	1,509,953	1,509,953
Accumulated deficit	(597,611)	(480,351)
Total stockholders' equity	929,820	1,047,080

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,317,788	$1,341,459

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

			(Unaudited)
REVENUE
Litigation revenue	$-	$172,500	$250,000	$547,500
Total	-	172,500	250,000	547,500

COSTS AND EXPENSES
Cost of Revenue	-	7,875	87,500	139,125
General and administrative	224,176	170,134	322,180	521,230
Sales and marketing expenses	-	2,766	-	7,706
Total operating expenses	224,176	180,775	409,680	668,061
OPERATING INCOME (LOSS)	(224,176)	(8,275)	(159,680)	(120,561)

OTHER (INCOME) AND EXPENSES
Interest income	(21,770)	(13,459)	(43,118)	(22,454)
Interest expense	345	-	698	-
Total other (income) expense	(21,425)	(13,459)	(42,420)	(22,454)

INCOME (LOSS) BEFORE INCOME TAXES	(202,751)	5,184	(117,260)	(98,107)

INCOME TAX (BENEFIT) PROVISION	-	-	-	-

NET INCOME (LOSS)	$(202,751)	$5,184	$(117,260)	$(98,107)

Weighted Average Common Share Outstanding:
Basic and diluted:	174,782,045	174,742,045	174,782,045	174,048,418

Net Income (Loss) Per Share
Basic and diluted:	$(0.00)	$0.00	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2010	2009

	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(117,260)	(98,107)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Common stock issued for services	-	38,688
Changes in assets and liabilities:
Other assets	237,500	-
Accounts payables	9,765	9,139
Accrued expenses	83,824	(28,960)
Net cash provided by (used in) operating activities	213,829	(79,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to affiliates	(216,040)	(285,954)
Advances from affiliates	5,470	284,557
Proceeds from the sale of common stock	-	102,500
Bank overdraft		(1,963)
Net cash provided by (used in) financing activities	(210,570)	99,140

INCREASE IN CASH	3,259	19,900
CASH, BEGINNING OF YEAR	6,909	-
CASH, END OF YEAR	$10,168	19,900

Supplemental Cash Flow Information:
Issuance of stock for affiliate acquisition	$-	294,000

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

Note 2.   Basis of Presentation

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") which contemplate continuation of the Company as a going concern.   During the six months ended March 31, 2010, the Company recognized net loss of $117,260.  However, the Company incurred an accumulated net loss from the period August 29, 2006 (inception) through March 31, 2010 of $597,611.  Further, the Company has inadequate working capital to maintain or develop its operations and is dependent upon funds from private investors and the support of certain stockholders.

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

Recent Accounting Guidance

On September 30, 2009, the Company adopted updates issued by the Financial Accounting Standards Board ("FASB") to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification ("ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

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

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”). The pronouncement modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of ASC 855 on September 30, 2009, in accordance with the effective date.

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

Note 3.   Related Party Transactions

As of March 31, 2010, the Company was managed by its sole officer and director, Robert Kite.  Michael De La Garza previously served as a director of the Company and as the Company’s President and Chief Executive Officer.  On April 27, 2009, holders of more than a majority of the outstanding shares of the Company’s common stock, acting by written consent, effected the removal of Mr. De La Garza from the Company’s Board of Directors.  Following Mr. De La Garza’s removal as a director by stockholders, Mr. Kite, the Company’s sole director, acted to remove Mr. De La Garza from his position as President and Chief Executive Officer.  Mr. Kite now serves as sole director and Chairman of the Company’s Board of Directors and acts as the Company’s principal executive and principal financial officer.  Mr. Kite also serves as chairman of the board of directors, president and chief executive officer of MedCom, a related party, and owns shares of common stock of both MedCom and the Company.  MedCom is also a significant shareholder of the Company.

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

Under the terms of the Settlement Agreement, Mr. De La Garza affirmed in writing that he holds no position with the Company, whether as an officer, a director or otherwise, and he resigned from any such position to the extent he could be said to hold any such position, which resolved any potential disputes relating to his removal from such offices in April 2009, as discussed above. In addition, Mr. De La Garza agreed to return shares of the Company held by him; however, such shares had not been returned as of March 31, 2010.

The Company advances funds to MedCom at a 7% interest rate per annum.  As of March 31, 2010 and 2009, the Company had a receivable from affiliate advances in the amount of $1,282,620 and $695,587, respectively.

Note 4.  Commitments and Contingencies

The Company enters into contingency agreements with law firms that represent the Company in certain of its patent litigations.  Under these agreements, the Company typically pays a law firm thirty five percent of the settlement amounts received by the Company and amounts based on future patent litigation successes.

On February 26, 2010, the Company and MedCom entered into a Settlement Agreement (the "Agreement") and Mutual Release with William Williams (a former executive of the Company and MedCom), Eva Williams, Wilcom Inc., W.P.W. Aircraft, LLC, Williams Family Trust, and American Nortel Communications, Inc. (collectively, the "Williams Group").  The Agreement settled and provided a mutual release of each member of the Williams Group, on the one hand, and the Company and MedCom, on the other hand, from any and all claims that any member of the Williams Group and the Company or MedCom has against the other relating to certain litigation that was filed or corporate governance claims that may arise from the Company or MedCom.  As a condition to the Agreement, the Williams Group will return an aggregate of 24,150,264 shares of common stock of the company and 20,415,651 shares of MedCom common stock.

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

The following discussion contains management's discussion and analysis of financial condition and results of operations.  Management's discussion and analysis should be read in conjunction with "Item 1.  Financial Statements" of this quarterly report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our annual report on Form 10-K for the fiscal year ended September 30, 2009.

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

Results of Operations

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009

Revenues decreased 100.0% to zero for the three months ended March 31, 2010, compared to $172,500 for the three months ended March 31, 2009.  The decrease in revenues was due to no settlements of patent litigation for the three months ended March 31, 2010 compared to three settlements during the three months ended March 31, 2009.  There are currently seven lawsuits pending and over 600 parties have been notified that they are infringing on our patent.

Operating expenses consist of cost of revenue, general and administrative expenses and sales and marketing costs.

Cost of revenue consists of contingency fees paid to legal counsel equal to 35% of settlement revenue.  Certain of our settlements are not subject to contingency fees.  Cost of revenue decreased 100.0% to zero for the three months ended March 31, 2010 from $7,875 for the three months ended March 31, 2009 as a result of no settlements during the period.

General and administrative expenses consist of salaries and benefits, legal, professional and consulting fees, corporate costs, facilities cost, insurance, travel and entertainment.  General and administrative costs increased 31.8% to $224,176 for the three months ended March 31, 2010 from $170,134 for the three months ended March 31, 2009.  This increase was primarily due to increased legal fees, which was offset by decreased salaries and benefits for executives.

Sales and marketing costs decreased 100% to zero for the three months ended March 31, 2010 from $2,766 for the three months ended March 31, 2009 as a result of no marketing efforts.

Six Months Ended March 31, 2010, Compared to Six Months Ended March 31, 2009

Revenues decreased 54.3% to $250,000 for the six months ended March 31, 2010 from $547,500 for the six months ended March 31, 2009.  The decrease in revenues was due to two settlements of patent litigation for the six months ended March 31, 2010 compared to the amounts received for five settlements during the six months ended March 31, 2009.  There are currently seven lawsuits pending and over 600 parties have been notified that they are infringing on our patent.

Operating expenses consist of cost of revenue, general and administrative expenses and sales and marketing costs.

Cost of revenue consists of contingency fees paid to legal counsel of 35% of settlement revenue.  Certain of our settlements are not subject to contingency fees.  Cost of revenue decreased 37.1% to $87,500 for the six months ended March 31, 2010, compared to $139,125 for the six months ended March 31, 2009 as a result of certain settlement revenue not being subject to contingency fees.

General and administrative expenses consist of salaries and benefits, legal, professional and consulting fees, corporate costs, facilities cost, insurance, travel and entertainment.  General and administrative costs decreased 38.2% to $322,180 for the six months ended March 31, 2010, compared to $521,230 for the six months ended March 31, 2009.  This decrease was primarily due to decreased salaries and benefits, travel, meals and entertainment for executives, offset by increased legal fees.

Sales and marketing costs decreased 100% to zero for the six months ended March 31, 2010, compared to $7,706 for the six months ended March 31, 2009 as a result of no marketing efforts.

Liquidity and Capital Resources

Our primary sources of liquidity are the sale of our common stock and cash generated from operations.  We had no sales of our common stock and two settlements during the six months ended March 31, 2010.  We expect our future operations will be funded from settlements and revenues from licensing our technology.  However, we may need additional working capital.  Efforts to seek additional funding could be made through equity, debt or other external financing.  Additional funding may not be available on favorable terms, or at all.  If we are unable to obtain additional funding when needed we may not be able to execute our business plans and our business may suffer.

From time to time the Company advances funds to MedCom.  As of March 31, 2010 we were owed $1,282,620 including interest from related parties.

At March 31, 2010, we had cash of $10,168 compared to $6,909 at September 30, 2009.  The net change in cash for the periods presented was comprised of the following:

	March 31, 2010	March 31, 2009
Cash flow provided by (used in) operating activities	$213,829	$(79,240)
Cash flow provided by (used in) financing activities	(210,570)	99,140

Cash flow from operating activities was primarily due to net loss of $117,260 and an increase in other assets, accounts payable and accrued expenses for the six months ended March 31, 2010.  For the six months ended March 31, 2009, we incurred a net loss of $98,107 and paid down accounts payable by approximately $29,000.

Cash flow from financing activities was due to net loans to affiliates of approximately $210,000 for the six months ended March 31, 2010 compared to net loans from affiliates of approximately $1,400 and common stock sales of $102,500 for the six months ended March 31, 2009.

Recently Issued Accounting Guidance

On September 30, 2009, the Company adopted updates issued by the Financial Accounting Standards Board ("FASB") to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification ("ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

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

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”). The pronouncement modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of ASC 855 on September 30, 2009, in accordance with the effective date.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer, who also serves as our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer has concluded that our disclosure controls and procedures are not effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  We are in the process of evaluating our disclosure controls and procedures in an effort to develop remedial measures to correct the deficiencies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2010) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 26, 2010, the Company and MedCom entered into a Settlement Agreement (the "Agreement") and Mutual Release with William Williams (a former executive of the Company and MedCom), Eva Williams, Wilcom Inc., W.P.W. Aircraft, LLC, Williams Family Trust, and American Nortel Communications, Inc. (collectively, the "Williams Group").  The Agreement settled and provided a mutual release of each member of the Williams Group, on the one hand, and the Company and MedCom, on the other hand, from any and all claims that any member of the Williams Group and the Company or MedCom has against the other relating to certain litigation that was filed or corporate governance claims that may arise from the Company or MedCom.  As a condition to the Agreement, the Williams Group will return an aggregate of 24,150,264 shares of common stock of the company and 20,415,651 shares of MedCom common stock.

Further information regarding the Company's legal proceedings outside the ordinary course of business is disclosed under Notes 3 and 4 to the Company's Condensed Financial Statements (unaudited) of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Card Activation Technologies, Inc.

Dated: May 17, 2010	By:	/s/ Robert Kite
Robert Kite
Chairman, President and Chief Executive Officer
(Principle Executive Officer and Principal Financial Officer)