Form 10-Q
period 2010-06-30
Card Activation Technologies Inc
filed 2010-08-18
CIK 1384522

United states
Securities and Exchange Commission
Washington, D.C. 20549
____________________
FORM 10-Q
____________________
(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________
__________________

Commission File Number: 0-52556
____________________
Card Activation Technologies Inc.
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

As of  August 16, 2010, the issuer had 174,782,045 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CARD ACTIVATION TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	September 30,
	2010	2009

CURRENT ASSETS
Cash	$3,426	$6,909
Investments	25,000	25,000
Settlement receivable	—	237,500
Advances to affiliate	1,447,926	1,072,050
Total current assets	1,476,352	1,341,459

TOTAL ASSETS	$1,476,352	$1,341,459

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	458,116	51,522
Accrued expenses	38,625	222,857
Disputed liabilities	20,000	20,000
Total current liabilities	516,741	294,379

TOTAL LIABILITIES	516,741	294,379

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized; none issued and outstanding as of March 31, 2010 and September 30, 2009, respectively	—	—
Common stock, $.0001 par value, 300,000,000 shares authorized; 174,782,045 and 174,782,045 shares issued and outstanding as of June 30, 2010 and September 30, 2009, respectively	17,478	17,478
Additional paid-in capital	1,509,953	1,509,953
Accumulated deficit	(567,820)	(480,351)
Total stockholders' equity	959,611	1,047,080

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,476,352	$1,341,459

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

	(Unaudited)

REVENUE
Litigation revenue	$437,500	$108,000	$687,500	$655,500
Total	437,500	108,000	687,500	655,500

COSTS AND EXPENSES
Cost of Revenue	83,125	37,800	170,625	176,925
General and administrative	348,283	32,269	670,463	553,498
Sales and marketing expenses	—	—	—	7,706
Total operating expenses	431,408	70,069	841,088	738,129
OPERATING INCOME (LOSS)	6,092	37,931	(153,588)	(82,629)

OTHER (INCOME) AND EXPENSES
Interest income	(24,044)	(13,757)	(67,162)	(36,211)
Interest expense	345	—	1,043	—
Total other (income) expense	(23,699)	(13,757)	(66,119)	(36,211)

INCOME (LOSS) BEFORE INCOME TAXES	29,791	51,689	(87,469)	(46,418)

INCOME TAX (BENEFIT) PROVISION	—	—	—	—

NET INCOME (LOSS)	$29,791	$51,689	$(87,469)	$(46,418)

Weighted Average Common Share Outstanding:
Basic and diluted:	174,782,045	174,742,045	174,782,045	174,048,418

Net Income (Loss) Per Share
Basic and diluted:	$0.00	$0.00	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2010	2009

	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(87,469)	$(46,418)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Common stock issued for services	—	38,688
Changes in assets and liabilities:
Other assets	237,500	—
Accounts payables	406,594	9,139
Accrued expenses and disputed liabilities	(184,232)	(28,960)
Net cash provided by (used in) operating activities	372,393	(27,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to affiliates	(382,584)	(307,612)
Advances from affiliates	6,708	296,323
Proceeds from the sale of common stock	—	102,500
Bank overdraft		(1,963)
Net cash provided by (used in) financing activities	(375,876)	89,248

INCREASE IN CASH	(3,483)	61,697
CASH, BEGINNING OF YEAR	6,909	—
CASH, END OF YEAR	$3,426	$61,697

Supplemental Cash Flow Information:
Issuance of stock for affiliate acquisition	$—	$294,000

The accompanying notes are an integral part of these financial statements

CARD ACTIVATION TECHNOLOGIES INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   Background

Card Activation Technologies Inc. (“we,” “us,” “our” or the “Company”) was incorporated in the state of Delaware on August 29, 2006. The Company was incorporated in order to own and commercially develop our patented point-of-sale technology for the activation and processing of transactions related to debit-styled cards, which include gift cards, phone cards and other stored value cards.  We also vigorously defend our patent and actively litigate infringements related to the unauthorized use of our technology.  The patent was transferred to us by MedCom USA, Incorporated (“MedCom”) upon our formation in exchange for 146,770,504 shares of our common stock.  The patent covers the technology and process for taking a card with a magnetic strip or other data capture mechanism and activating the card by downloading a determined monetary value onto the card for use at a later date for different types of transactions.

Note 2.   Basis of Presentation

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") which contemplate continuation of the Company as a going concern.   During the nine months ended June 30, 2010, the Company recognized a net loss of $87,469.  However, the Company incurred an accumulated net loss from the period August 29, 2006 (inception) through June 30, 2010 of $567,820.  Further, the Company has inadequate working capital to maintain or develop its operations and is dependent upon funds from private investors and the support of certain stockholders.

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

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”). The pronouncement modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires a company to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of ASC 855 on September 30, 2009, in accordance with the effective date.

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

Note 3.   Investments

On July 31, 2009, the Company purchased 25,000 shares at $1.00 per share of stock in a startup company.

Note 4.   Related Party Transactions

As of June 30, 2010, the Company was managed by its sole officer and director, Robert Kite.  Michael De La Garza previously served as a director of the Company and as the Company’s President and Chief Executive Officer.  On April 27, 2009, holders of more than a majority of the outstanding shares of the Company’s common stock, acting by written consent, effected the removal of Mr. De La Garza from the Company’s Board of Directors.  Following Mr. De La Garza’s removal as a director by stockholders, Mr. Kite, the Company’s sole director, acted to remove Mr. De La Garza from his position as President and Chief Executive Officer.  Mr. Kite now serves as sole director and Chairman of the Company’s Board of Directors and acts as the Company’s principal executive and principal financial officer.  Mr. Kite also serves as chairman of the board of directors, president and chief executive officer of MedCom, a related party, and owns shares of common stock of both MedCom and the Company.  MedCom is also a significant shareholder of the Company.

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

The Company advances funds to MedCom at a 7% interest rate per annum.  As of June 30, 2010 and September 30 2009 the Company had a receivable from affiliate advances in the amount of $1,447,926 and $1,072,050, respectively.

Note 5.   Disputed Liabilities

The Company purportedly is party to a note payable with a principal amount $20,000 at a 7% interest rate with no due date.  The Company is disputing this obligation as management believes that the party entering into the note on behalf of the Company did not have the authority to do so and did so for personal reasons and not for the interest of the Company.

Note 6.  Commitments and Contingencies

The Company enters into contingency agreements with law firms that represent the Company in certain of its patent litigations.  Under these agreements, the Company typically pays a law firm 35% of the settlement amounts received by the Company and amounts based on future patent litigation successes.

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

Results of Operations

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009

Revenues increased to $437,500 for the three months ended June 30, 2010, compared to $108,000 for the three months ended June 30, 2009.  The increase in revenues was due to two settlements of patent litigation for the three months ended June 30, 2010 compared to three settlements of smaller amounts during the three months ended June 30, 2009.  There are currently ten lawsuits pending and over 600 parties have been notified that they are infringing on our patent.

Operating expenses consist of cost of revenue, general and administrative expenses and sales and marketing costs.

Cost of revenue consists of contingency fees paid to legal counsel equal to 35% of settlement revenue.  Certain of our settlements are not subject to contingency fees.  Cost of revenue increased $45,325 to $83,125 for the three months ended June 30, 2010 from $37,800 for the three months ended June 30, 2009 as a result of one settlement with contingency fees during the period.

General and administrative expenses consist of salaries and benefits, legal, professional and consulting fees, corporate costs, facilities cost, insurance, travel and entertainment.  General and administrative costs increased 979.3% to $348,283 for the three months ended June 30, 2010 from $32,269 for the three months ended June 30, 2009.  This increase was primarily due to increased legal fees.

Sales and marketing costs were zero for the three months ended June 30, 2010 and 2009 as a result of no marketing efforts.

Nine Months Ended June 30, 2010, Compared to Nine Months Ended June 30, 2009

Revenues increased 4.9% to $687,500 for the nine months ended June 30, 2010 from $655,500 for the nine months ended June 30, 2009.  The increase in revenues was due to larger amounts for four settlements of patent litigation for the nine months ended June 30, 2010 compared to the amounts received for eight settlements during the nine months ended June 30, 2009.  There are currently ten lawsuits pending and over 600 parties have been notified that they are infringing on our patent.

Operating expenses consist of cost of revenue, general and administrative expenses and sales and marketing costs.

Cost of revenue consists of contingency fees paid to legal counsel of 35% of settlement revenue.  Certain of our settlements are not subject to contingency fees.  Cost of revenue decreased 3.6% to $170,625 for the nine months ended June 30, 2010, compared to $176,925 for the nine months ended June 30, 2009 as a result of certain settlement revenue not being subject to contingency fees.

General and administrative expenses consist of salaries and benefits, legal, professional and consulting fees, corporate costs, facilities cost, insurance, travel and entertainment.  General and administrative costs increased 21.1% to $670,463 for the nine months ended June 30, 2010, compared to $553,498 for the nine months ended June 30, 2009.  This decrease was primarily due to decreased salaries and benefits, travel, meals and entertainment for executives, offset by increased legal fees.

Sales and marketing costs decreased 100.0% to zero for the nine months ended June 30, 2010, compared to $7,706 for the nine months ended June 30, 2009 as a result of no marketing efforts.

Liquidity and Capital Resources

Our primary sources of liquidity are the sale of our common stock and cash generated from operations.  We had no sales of our common stock and four settlements during the nine months ended June 30, 2010.  We expect our future operations will be funded from settlements and revenues from licensing our technology.  However, we may need additional working capital.  Efforts to seek additional funding could be made through equity, debt or other external financing.  Additional funding may not be available on favorable terms, or at all.  If we are unable to obtain additional funding when needed we may not be able to execute our business plans and our business may suffer.

From time to time the Company advances funds to MedCom.  As of June 30, 2010 we were owed $1,447,926 including interest from related parties.

At June 30, 2010, we had cash of $1,982 compared to $6,909 at September 30, 2009.  The net change in cash for the periods presented was comprised of the following:

	June 30, 2010	June 30, 2009
Cash flow provided by (used in) operating activities	$372,393	$(27,551)
Cash flow provided by (used in) financing activities	(375,876)	89,248

Cash flow from operating activities was primarily due to net loss of $87,469 and an increase in accounts payable offset by decreases in other assets and accrued expenses for the nine months ended June 30, 2010.  For the nine months ended June 30, 2009, we incurred a net loss of $46,418, issued stock for services of approximately $39,000 and increased accounts payable and accrued expenses by approximately $21,000.

Cash flow from financing activities was due to net loans to affiliates of approximately $376,000 for the nine months ended June 30, 2010 compared to net loans to affiliates of approximately $8,000 and common stock sales of $102,500 for the nine months ended June 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2010) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Card Activation Technologies Inc.

Dated: August 17, 2010	By:	/s/ Robert Kite
Robert Kite
Chairman, President and Chief Executive Officer (Principle Executive Officer and Principal Financial Officer)