Form 10-K
period 2010-09-30
Card Activation Technologies Inc
filed 2011-01-12
CIK 1384522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

or

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
Yes ☐                      No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2010 was $9,028,378, computed by reference to the $0.10 closing price of such common stock equity on March 31, 2010.

As of January 10, 2011, there were 176,610,616 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

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

ITEM 1.  BUSINESS.

General

Card Activation Technologies Inc. (“we,” “us,” “our” or the “Company”) was incorporated as a Delaware corporation on August 29, 2006.  Our principal executive office is located at 53 West Jackson Boulevard, Suite 1618, Chicago, Illinois 60604, and our telephone number is (312) 972-1662.

The Company was formed to own and commercially develop our patented point-of-sale technology for the activation and processing of transactions related to debit styled cards, which include gift cards, phone cards and other stored value cards.  Currently, our business strategy consists exclusively of attempting to enter into license agreements with third parties to license our rights under our patent and in pursuing patent litigation in an effort to protect our intellectual property and obtain recourse against alleged infringement of our patent.  During the fiscal year ended September 30, 2010, our sole revenues from operations were generated from settlements of patent litigation with third parties pursuant to which such third parties paid us royalties for use of our patent.

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

Description of Our Patent

Our principal asset is our patented payment technology that we acquired from MedCom in connection with our spin-off.  The payment technology is covered by one patent which was assigned to us by MedCom upon our formation (U.S. Patent No. 6,032,859).  The patent covers the method for processing debit purchase transactions.  This method can be used for gift cards, phone cards and other stored value cards.

Patents generally have a life span of 20 years from the date of application.  An application for the patent was filed in September 1997 and subsequently granted on March 7, 2000.  Based on the September 1997 application date, the patent has a remaining term of approximately seven years and will expire in 2017.

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

Licensing the use of our patented technology

We have identified hundreds of retail chains who the Company believes are utilizing our patented technology with the use of debit cards, gift cards, phone cards, affinity cards and stored value cards.  We have, through our attorneys, sent letters to these retailers notifying them of their potential infringement on our patent and requesting that the retailers enter into negotiations with the Company regarding a license agreement for the patent.  The letters also notify the retailers of the Company's intent to pursue legal action to enforce its rights with respect to the patent should the retailers choose not to negotiate a licensing agreement.  The Company has and continues to negotiate licenses with several retailers that responded to the correspondence.  We intend to generate revenues by charging licensing fees to the retailers who are utilizing our patented technology and voluntarily entering into licensing agreements.

Patent infringement settlements

We also generate revenue through settlements with retailers who are infringing on our patent.  Since our acquisition of the patent from MedCom, we have, through our attorneys, initiated lawsuits against 38 major retailers, and we have entered into settlement and license agreements with 12 major retailers.  The terms of these settlement and license agreements are typically confidential and grant a non-exclusive license to the retailers in exchange for royalty fees.  During the fiscal year ended September 30, 2010, our sole revenues from operations were generated from settlements of patent litigation with third parties pursuant to which such third parties paid us royalties for use of our patent.  In addition, we recently announced our intent to file additional lawsuits against major retailers in the near future.

In the ordinary course of our patent litigation, we are the subject of, or party to, various pending or threatened legal actions regarding the validity of the patent.  As a part of these actions, we have been involved in "Markman Hearings," which are proceedings under U.S. patent law in which plaintiffs and defendants present their arguments to the court as to how they believe the patent claims – which define the scope of the patent holder's rights under the patent – should be interpreted for purposes of determining at trial whether the patent is valid and/or has been infringed.  Other parties may take actions to challenge our patent.  We can make no assurances that we will not lose all or some of the claims covered by our patent as the result of such challenges or other litigation, including actions initiated by us, regarding our patent.

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

Description of the Industry

The use of debit-styled cards by consumers has been expanding rapidly throughout the United States. Significant uses include phone cards populated with value by retailers, the expansion of gift cards at major department and big box stores, the creation of affinity cards by retailers building customer loyalty, and the sale of these cards in supermarkets, convenience stores, coffee shops and other outlets. Retailers continue to add this product offering to augment their sales efforts.

The retailer benefits significantly because it receives revenue from the customer and does not incur the cost of providing goods and services until the customer actually utilizes the card at time of purchase.  Other benefits to retailers for the use of debit-styled cards include the fact that not all cards are fully utilized or used at all thereby providing a 100% profit to the retailer for the amount not used, merchandise returns are reduced, potential new customers are created and the amount of purchase is potentially increased.

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

Employees

At September 30, 2010, the Company was managed by its sole officer and director, Robert Kite.  We have no other full or part-time employees. Our business operations are focused on the patent infringement activity and the protection of our patent through our legal counsel and are conducted through the use of consultants and our administrative services agreement with MedCom which we entered into in connection with our spin-off.

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

ITEM 2.  PROPERTIES.

The Company does not maintain any properties.

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

ITEM 4.  [REMOVED AND RESERVED].

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board”) and can be accessed on the Internet at www.otcbb.com under the symbol “CDVT”.  The following table sets forth for the periods indicated the high and low bid quotations for Card’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

	High	Low
Fiscal Year 2010
First Quarter (October – December 2009)	$.18	.06
Second Quarter (January – March 2010)	$.15	.08
Third Quarter (April – June 2010)	$.14	.05
Fourth Quarter (July – September 2010)	$.10	.05

Fiscal Year 2009
First Quarter (October – December 2008)	$.12	.05
Second Quarter (January – March 2009)	$.11	.04
Third Quarter (April – June 2009)	$.08	.02
Fourth Quarter (July – September 2009)	$.20	.07

As of January 10, 2011 there were 1,049 holders of record of our common stock and the closing price on the Electronic Bulletin Board was $0.10.

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

Overview

We own and commercially develop our patented method of processing debit purchase transactions, which include gift cards, phone cards and other stored value cards.  Currently, our business strategy consists exclusively of attempting to enter into license agreements with third parties to license our rights under our patent and in pursuing patent litigation in an effort to protect our intellectual property and obtain recourse against alleged infringement of our patent.

Results of Operations

Fiscal Year Ended September 30, 2010, Compared to Fiscal Year Ended September 30, 2009

Revenues decreased 30.8% to $687,500 for the year ended September 30, 2010 from $993,000 for the year ended September 30, 2009.  The decrease in revenues was due to four settlements in 2010 compared to ten settlements during 2009.

Operating expenses consist of cost of revenue, general and administrative expenses and sales and marketing costs.

Cost of revenue consists of contingency fees paid to legal counsel of 35% of settlement revenue in certain cases.  Cost of revenue decreased 50.9% to $170,625 for the year ended September 30, 2010 from $347,550 for the year ended September 30, 2009 as a result of decreased revenue and the fact that all of our settlements are not subject to contingency fees.

General and administrative expenses consist of salaries and benefits, legal, professional and consulting fees, corporate costs, facilities cost, insurance, travel and entertainment.  General and administrative costs increased 226.2% to $1,858,060 for the year ended September 30, 2010 from $569,606 for the year ended September 30, 2009.  This increase was primarily due to a reserve for affiliate receivable and increased legal fees offset by decreased salaries, benefits and rent expenses.

Sales and marketing costs decreased 100.0% to zero for the year ended September 30, 2010 from $5,434 for the year ended September 30, 2009 due to no marketing efforts.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”).  The pronouncement modifies the definition of what qualifies as a subsequent event – those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued – and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.  The Company adopted the provisions of ASC 855 in September 30, 2009, in accordance with the effective date.

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

We have audited the accompanying balance sheets of Card Activation Technologies, Inc. as of September 30, 2010 and 2009, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Card Activation Technologies, Inc. as of September 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California
December 30, 2010

CARD ACTIVATION TECHNOLOGIES INC.
BALANCE SHEET

	September 30,
	2010	2009

CURRENT ASSETS
Cash	$-	$6,909
Investments	-	25,000
Settlement receivable	-	237,500
Advances to affiliate	695,777	1,072,050
Total current assets	695,777	1,341,459

TOTAL ASSETS	$695,777	$1,341,459

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	828,808	51,522
Accrued expenses	14,272	222,857
Disputed liabilities	20,000	20,000
Total current liabilities	863,080	294,379

TOTAL LIABILITIES	863,080	294,379

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized; none issued and outstanding as of September 30, 2010 and 2009, respectively	-	-
Common stock, $.0001 par value, 300,000,000 shares authorized; 174,782,045 and 174,782,045 shares issued and outstanding as of September 30, 2010 and 2009, respectively	17,478	17,478
Additional paid-in capital	1,509,953	1,509,953
Common stock, subscribed, 728,571 shares	35,250	-
Accumulated deficit	(1,729,984)	(480,351)
Total stockholders' equity	(167,303)	1,047,080

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$695,777	$1,341,459

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES INC.
STATEMENTS OF OPERATIONS

	Year Ended
	September 30,
	2010	2009

REVENUE
Litigation revenue	$687,500	$993,000
Total	687,500	993,000

COSTS AND EXPENSES
Cost of Revenue	170,625	347,550
General and administrative	1,858,060	569,606
Sales and marketing expenses	-	5,434
Total operating expenses	2,028,685	922,590
OPERATING INCOME (LOSS)	(1,341,185)	70,410

OTHER (INCOME) AND EXPENSES
Interest income	(92,948)	(67,297)
Interest expense	1,396	582
Total other (income) expense	(91,552)	(66,715)

INCOME (LOSS) BEFORE INCOME TAXES	(1,249,633)	137,125

INCOME TAX (BENEFIT) PROVISION	-	-

NET INCOME (LOSS)	$(1,249,633)	$137,125

Weighted Average Common Share Outstanding:
Basic and diluted:	174,782,045	174,048,418

Net Income (Loss) Per Share
Basic and diluted:	$(0.01)	$0.00

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid in	Common Stock Subscribed, not	Accumulated
	Shares	Amount	Shares	Amount	Capital	issued	Deficit	Total
Balance as of September 30, 2008	169,968,289	$16,997	-	$-	$1,055,845	$-	$(617,476)	$455,366

Common stock issued under subscription agreements	1,381,756	138	-	-	119,362			119,500

Shares issued in connection with PayMed acquisition	3,000,000	300	-	-	293,700			294,000

Common stock issued for compensation	432,000	43	-	-	41,046			41,089

Net income							137,125	137,125

Balance as of September 30, 2009	174,782,045	$17,478	-	$-	$1,509,953		$(480,351)	$1,047,080

Shares subscribed, not issued to investor at $0.05 per share, 200,000 shares		-	-	-	-	10,000	-	10,000

Shares subscribed, not issued to investor at $0.07 per share, 142,857 shares		-	-	-	-	10,000	-	10,000

Shares subscribed, not issued to investor at $0.035 per share, 285,714 shares		-	-	-	-	10,000	-	10,000

Shares subscribed, not issued to investor at $0.0525 per share, 100,000 shares		-	-	-	-	5,250	-	5,250

Net loss							(1,249,633)	(1,249,633)

Balance as of September 30, 2010	174,782,045	$17,478	-	$-	$1,509,953	$35,250	$(1,729,984)	$(167,303)

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES INC.
STATEMENT OF CASH FLOWS

	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,249,633)	137,125
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Investment distributed for services	25,000
Common stock issued for services	-	41,089
Reserve for bad debts	782,749
Changes in assets and liabilities:
Other assets	237,500	(237,500)
Accounts payables	777,286	30,662
Accrued expenses and disputed liabilities	(208,585)	213,897
Net cash provided by (used in) operating activities	364,317	185,273

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short term investments		(25,000)
Net cash provided by (used in) investing activities	-	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to affiliates	(413,183)	(396,694)
Repayment of advances from affiliates	6,707	-
Cash received from subscription of common stock	35,250	125,793
Proceeds from the sale of common stock	-	119,500
Bank overdraft		(1,963)
Net cash provided by (used in) financing activities	(371,226)	(153,364)

INCREASE IN CASH	(6,909)	6,909
CASH, BEGINNING OF YEAR	6,909	-
CASH, END OF YEAR	$-	6,909

Supplemental Cash Flow Information:
Issuance of stock for affiliate acquisition	$-	294,000

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.   During the year ended September 30, 2010 the Company recognized a net loss of $1,249.633.  However, the Company incurred an accumulated net loss from period August 29, 2006 (Inception) through September 30, 2010 of $1,729,984.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2010, cash and cash equivalents include cash on hand and cash in the bank.

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

The Company adopted the provisions of ASC Topic 740; “Accountig for Uncertainty in Income Taxes-An Interpretation of ASC Topic 740 (“Topic 740”).  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments.  At September 30, 2010, the Company did not record any liabilities for uncertain tax positions.

Earnings per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of September 30, 2010, there were no potential dilutive instruments that could result in share dilution.

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

The Company adopted ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements.  The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based measurements.

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable of the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Share-Based Compensation

The Company applies Topic 718 “Share-Based Payments” (Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option pricing model is used to estimate the fair value of options granted.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an  impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no events or changes in circumstances that necessitated an impairment of long-lived assets.

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

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”).  The pronouncement modifies the definition of what qualifies as a subsequent event – those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued – and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.  The Company adopted the provisions of ASC 855 in September 30, 2009, in accordance with the effective date.

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $1,728,506 which expire in various years through 2029, subject to limitations of Section 382 of the Internal Revenue Code, as amended.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited on certain circumstances.  Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership changes of more than 50% over a three-year period.  The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

The provision (benefit) for income taxes from continued operations for the years ended September 30, 2010 and 2009 consist of the following:

September 30,
	2010	2009
Current:
Federal	$–	$–
State	–	–

Deferred:
Federal	$–	$–
State	$–	$–
	–	–
Change in valuation allowance	–	–

(Benefit) provision for income taxes	$–	$–

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	September 30,
	2010	2009

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	4.8%	4.8%
Utilization of net operating loss carryforward	(38.8%)	(38.8%)

Effective tax rate	0.0%	0.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30,
	2010	2009

Net operating loss carry forward	670,971	185,889
Valuation allowance	(670,971)	(185,889)

Deferred income tax asset	$–	$–

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company also has a contingency agreement with its attorneys that represent the Company in the patent litigation.   The attorneys are paid thirty five percent of any settlement entered into by the Company, other cases are handled on an hourly fee basis.

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

On January 15, 2009, we issued 240,000 shares to a related party, Wilcom, Inc., valued at $0.09 per share which was its trading value on the date of issue.  We recognized compensation expense in the amount of $21,600.

On September 30, 2010, we distributed our investment account to our CEO.  The distribution was recorded at cost and the Company recognized compensation expense of $25,000.

On September 30, 2010, the Company entered into an agreement with MedCom to repay the amount due from advances made in the amount of $1,478,526.  The Company agreed to accept shares of its common stock valued at the closing price on the date received.  On October 1, 2010, the Company received 8,697,210 shares of its common stock valued at $0.08 per share or $695,777.  The Company recorded a reserve for bad debt on the remaining balance of $782,749 for the year ended September 30, 2010.

As of September 30, 2010 and 2009 the company had a receivable from affiliate advances in the amount of $695,777 and $1,072,050, respectively.

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

During the three months ended December 31, 2008 the Company entered into subscription agreements for 1,381,756 shares of common stock to third parties.  The shares were valued at their trading value on the date of issue for a total amount of $119,500.

On January 15, 2009, we issued 240,000 shares to a related party, Wilcom, Inc., valued at $0.09 per share which was its trading value on the date of issue.  We recognized compensation expense in the amount of $21,600.

During the year ended September 30, 2010 the company entered into subscription agreements whereby it sold 728,571 shares of common stock to third parties. The shares were valued at their closing prices on the date of the agreements for a total value of $35,250.  The shares were not issued as of September 30, 2010.

NOTE 10 – SUBSEQUENT EVENTS

From the period October 1, 2010 through December 31, 2010, the Company settled litigation with three additional parties in the total amount of $164,000.

During the three months ended December 31, 2010, the Company issued 728,571 shares of common stock to third parties under subscription agreements entered into during the year ended September 30, 2010.  The shares were valued at their trading value on the date of issue for a total amount of $35,250.

*  *  *  *  *  *

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer, who also serves as our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer has concluded that our disclosure controls and procedures were not effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  We are in the process of evaluating our disclosure controls and procedures in an effort to develop remedial measures to correct the deficiencies.

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

Our principal executive officer conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2010. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework.  Based on this assessment, our principal executive officer has concluded that our internal control over financial reporting as of September 30, 2010 was not effective at the reasonable assurance level due to the possible material weakness described below, and other factors related to the Company’s financial reporting processes.

The Company and its independent registered public accounting firm identified certain significant internal control deficiencies that we considered to be, in the aggregate, a material weakness. The primary concern was the preparation of the stock subscription agreements and the proper depositing of cash received. During the year ended September 30, 2009 the Company issued and sold stock to third parties through a subscription agreement, however, the Company requested the investors to write the checks in the name of MedCom, a related party. These payments were deposited in Medcom, a related party. The company accounted for these deposits as affiliate receivables and accrues interest at a rate of seven percent annually.  Due to the size of our Company and the costs associated to remediate these issues, we still consider these concerns to be relevant.

The Company is in the process of evaluating its internal control over financial reporting in an effort to develop remedial measures to correct the deficiencies.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the year September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Title
Robert H. Kite	56	Sole Director (Chairman), President and Chief Executive Officer

Robert H. Kite joined the Company’s Board of Directors in September 2008.  He has been Chairman of the Board of Directors since April 2009, and President and Chief Executive Officer of the Company since April 2009.  Since 1981, Mr. Kite has been President and COO of Kite Family Co., Inc. and the Managing General Partner of KFT LLLP, a family owned company whose assets and operations include but are not limited to, commercial and industrial buildings, land holdings, stock, bonds, commodities, MRI clinics,  and hotel and retail development.  Mr. Kite is a director with five publicly traded companies, two privately held companies, and two charitable organizations.  Public companies include: MedCom USA Incorporated (MedCom), a medical software provider and Company affiliate, Ants Software Inc. (Ants), a software company based in Burlingame, California, National Energy Group (NEG), an oil and gas company based in Dallas Texas, Petrol Oil & Gas (POIG), an oil and gas exploration and development company based in Overland Park, Kansas, and Jardinier, developer of highly efficient irrigation systems, based in Santa Ana, California.  He also serves on the boards of E2020, an internet education company, and Financialz, an accounting software company.  Mr. Kite’s public service work includes board membership with Child Help USA and the FBI Citizen’s Academy.

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

To our knowledge, based solely on a review of Forms 3, 4, 5 and amendments thereto furnished to us and written representations that no other reports were required, during and for the fiscal year ended December September 30, 2010, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% beneficial owners were complied with, in a timely manner.

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

Name and Principal Position (1)	Year	Salary	Bonus	All Other Compensation		Total
Robert H. Kite	2010	$–	$–	$25,000		$25,000
Chairman, President and Chief Executive Officer	2009	–	–	–		–

William P. Williams	2010	–	–	–		–
Former Chairman, Former President and Former Chief Executive Officer	2009	–	–	113,750	(2)	113,750

Michael Malet	2010	–	15,000	–		15,000
Former Executive Vice President	2009	–	11,000	–		11,000

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists stock ownership of our Common Stock as of January 10, 2011. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each director and executive officer and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.  As of January 10, 2011, there were 176,610,616 shares of our Common Stock outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common Stock	Robert H. Kite 7038 E Fifth Avenue Scottsdale, AZ 85251	1,832,910	1.0%

Common Stock	All Officers and Directors As a Group	1,832,910	1.0%

Common Stock	American Nortel Communications, Inc. (2) 7975 N. Hayden Rd., Suite D333 Scottsdale, AZ 85258	19,976,210	11.3%

Common Stock	MedCom USA, Incorporated 7038 E Fifth Avenue Scottsdale, AZ 85251	39,865,171	22.6%

* Constitutes less than 1% of the Company's outstanding common stock.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2) American Nortel Communications, Inc. is controlled by William P. Williams, our former Chief Executive Officer.

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

On September 30, 2010, we distributed our investment account to our CEO.  The distribution was recorded at cost and the Company recognized compensation expense of $25,000.

On September 30, 2010, the Company entered into an agreement with MedCom to repay the amount due from advances made in the amount of $1,478,526.  The Company agreed to accept shares of its common stock valued at the closing price on the date received.  On October 1, 2010, the Company received 8,697,210 shares of its common stock valued at $0.08 per share or $695,777.  The Company recorded a reserve for bad debt on the remaining balance of $782,749 for the year ended September 30, 2010.

As of September 30, 2010 and 2009 the company had a receivable from affiliate advances in the amount of $695,777 and $1,072,050, respectively.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the approximate aggregate fees incurred by our principal accountants for 2010 and 2009 services:

	2009	2008
Audit fees	$30,520	$31,550
Audit-related fees	-	-
All Other fees	-	-
Tax	-	5,000
Total Fees	$30,520	$36,550

Tarvaran, Askelson and Company, LLP, did not provide any services related to financial information systems design and implementation during 2010 or 2009.

It is the policy of the Company's Board of Directors to pre-approve all engagements and fees of the independent public accountant and during 2010 and 2009 all such engagements and fees were pre-approved.

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

CARD ACTIVATION TECHNOLOGIES INC.

Dated: January 12, 2011	By	/s/ Robert Kite
Robert Kite
Chairman, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 12, 2011	By	/s/ Robert Kite
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

10.1*
Card Activation Technologies Inc. Stock Option Plan, which is attached as Exhibit 10.1 to the Company's Registration Statement on Form SB-2, as amended (Registration No. 333-139677), filed on October 31, 2006, is hereby incorporated by reference as Exhibit 10.1.

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