Form 10-Q
period 2010-12-31
Card Activation Technologies Inc
filed 2011-02-18
CIK 1384522

United states
Securities and Exchange Commission
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

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

As of February 14, 2011, the issuer had 174,730,616 shares of common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CARD ACTIVATION TECHNOLOGIES INC.

UNAUDITED CONDENSED BALANCE SHEETS

	December 31,	September 30,
	2010	2010

CURRENT ASSETS
Cash	$56,798	$-
Other	6,775	-
Advances to affiliate	2,485	695,777
Total current assets	66,058	695,777

TOTAL ASSETS	$66,058	$695,777

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	1,103,376	828,808
Accrued expenses	12,478	14,272
Disputed liabilities	20,000	20,000
Total current liabilities	1,135,854	863,080

TOTAL LIABILITIES	1,135,854	863,080

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized; none issued and outstanding as of December 31, 2010 and 2009, respectively
Common stock, $.0001 par value, 300,000,000 shares authorized; 176,730,616 and 174,782,045 shares issued and outstanding as of December 31, 2010 and September 30, 2010, respectively	17,674	17,478
Additional paid-in capital	947,638	1,509,953
Common stock, subscribed, 628,571 shares	-	35,250
Accumulated deficit	(2,035,108)	(1,729,984)
Total stockholders' equity	(1,069,796)	(167,303)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,058	$695,777

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,
	2010	2009

REVENUE
Litigation revenue	$164,000	$250,000
Total	164,000	250,000

COSTS AND EXPENSES
Cost of Revenue	57,400	87,500
General and administrative	424,911	98,004
Sales and marketing expenses	-	-
Total operating expenses	482,311	185,504
OPERATING INCOME (LOSS)	(318,311)	64,496

OTHER (INCOME) AND EXPENSES
Interest income	(13,532)	(21,348)
Interest expense	345	353
Total other (income) expense	(13,187)	(20,995)

INCOME (LOSS) BEFORE INCOME TAXES	(305,124)	85,491

INCOME TAX (BENEFIT) PROVISION	-	-

NET INCOME (LOSS)	$(305,124)	$85,491

Weighted Average Common Share Outstanding:
Basic and diluted:	176,730,616	174,782,045

Net Income (Loss) Per Share
Basic and diluted:	$(0.00)	$0.00

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(305,124)	$85,491
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Discount on common stock issued under subscription agreements	34,358	-
Reserve for bad debts	13,510	-
Changes in assets and liabilities:
Other assets	(6,775)	237,500
Accounts payables	274,568	(7,674)
Accrued expenses and disputed liabilities	(1,794)	(92,772)
Net cash provided by operating activities	8,743	222,545

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to affiliates	(15,995)	(194,270)
Proceeds from the sale of common stock	64,050	-
Advances from affiliates	-	4,232
Net cash provided by (used in) financing activities	48,055	(190,038)

INCREASE IN CASH	56,798	32,507
CASH, BEGINNING OF YEAR	-	6,909
CASH, END OF YEAR	$56,798	$39,416

Supplemental Cash Flow Information:
Issuance of subscribed stock	$35,250	$-

Common stock received as loan repayment	$695,777	$-

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   Background

Card Activation Technologies Inc. (“we,” “us,” “our” or the “Company”) was incorporated in the state of Delaware on August 29, 2006. The Company was formed to own and commercially develop our patented point-of-sale technology for the activation and processing of transactions related to debit-styled cards, which include gift cards, phone cards and other stored value cards.  Currently, our business strategy consists exclusively of attempting to enter into license agreements with third parties to license our rights under out patent and in pursuing patent litigation in an effort to protect our intellectual property and obtain recourse against alleged infringement of our patent.

We were formerly a wholly owned subsidiary of MedCom USA Incorporated (“MedCom”).  In connection with our formation, MedCom transferred a patent relating to its card technology business to us in exchange for 146,770,504 shares of our common stock.  On October 31, 2006, MedCom’s board of directors declared a stock dividend to its shareholders of record at the end of business on December 15, 2006 of one share of our common stock for every one share of common stock of MedCom owned by its shareholders.  On March 1, 2007, MedCom distributed 86,770,504 shares of our common stock to its shareholders pursuant to the stock dividend and retained the balance of 60,000,000 shares of our common stock.  MedCom remains our largest shareholder.

Note 2.   Basis of Presentation

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") which contemplate continuation of the Company as a going concern.   During the three months ended December 31, 2010, the Company recognized a net loss of $305,124.  However, the Company incurred an accumulated net loss from the period August 29, 2006 (inception) through December 31, 2010 of $2,035,108.  Further, the Company has inadequate working capital to maintain or develop its operations and is dependent upon funds from private investors and the support of certain stockholders.

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

The accompanying condensed financial statements included herein have been prepared by us, without audit, in accordance with the accounting policies described in our audited financial statements and notes thereto for the fiscal year ended September 30, 2010, as presented in our annual report on Form 10-K, and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.  In the opinion of our management, the accompanying condensed financial statements include all adjustments (consisting only of those of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented.  Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.

These condensed financial statements should be read in conjunction with the notes to the 2010 audited financial statements presented in our annual report on Form 10-K for the year ended September 30, 2010, filed with the SEC.  Our reports are available electronically by visiting the SEC website at http://www.sec.gov.

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

Note 3.   Related Party Transactions

As of December 31, 2010, the Company was managed by its sole officer and director, Robert Kite.  Michael De La Garza previously served as a director of the Company and as the Company’s President and Chief Executive Officer.  On April 27, 2009, holders of more than a majority of the outstanding shares of the Company’s common stock, acting by written consent, effected the removal of Mr. De La Garza from the Company’s Board of Directors.  Following Mr. De La Garza’s removal as a director by stockholders, Mr. Kite, the Company’s sole director, acted to remove Mr. De La Garza from his position as President and Chief Executive Officer.  Mr. Kite now serves as sole director and Chairman of the Company’s Board of Directors and acts as the Company’s principal executive and principal financial officer.  Mr. Kite also serves as chairman of the board of directors, president and chief executive officer of MedCom, a related party, and owns shares of common stock of both MedCom and the Company.  MedCom is also a significant shareholder of the Company.

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

The Company advances funds to MedCom at a 7% interest rate per annum.  As of December 31, 2010 and September 30, 2010 the Company had a receivable from affiliate advances in the amount of $2,485 and $695,777, respectively.

Note 4.  Disputed Liabilities

The Company is party to a note payable with a principle amount of $20,000 at a 7% interest rate with no due date.  The Company is disputing this obligation as management believes that the party entering into the note on behalf of the Company did not have the authority to do so.

Note 5.  Commitments and Contingencies

The Company enters into contingency agreements with law firms that represent the Company in certain of its patent litigations.  Under these agreements, the Company typically pays a law firm 35% of the settlement amounts received by the Company and amounts based on future patent litigation successes.  Other cases are handled on an hourly fee basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the exception of historical facts, the matters discussed in this quarterly report on Form 10-Q are forward-looking statements.  Forward-looking statements may relate to, among other things, future actions, future performance generally, business development activities, future capital expenditures, strategies, the outcome of contingencies such as legal proceedings, future financial results, financing sources and availability and the effects of regulation and competition.  When we use the words "believe," "intend," "expect," "may," "will," "should," "anticipate," "could," "estimate," "plan," "predict," "project," or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements.  When we describe strategy that involves risks or uncertainties, we are making forward-looking statements.

These forward-looking statements are based on the current plans and expectations of our management and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated.  These factors include, but are not limited to, our ability to protect our patented technology, our failure to satisfy our working capital needs from operations and the availability of and costs associated with potential sources of financing.

We warn you that forward-looking statements are only predictions.  Actual events or results may differ as a result of risks that we face.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update them.

The following discussion contains management's discussion and analysis of financial condition and results of operations.  Management's discussion and analysis should be read in conjunction with "Item 1.  Financial Statements" of this quarterly report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our annual report on Form 10-K for the fiscal year ended September 30, 2010.

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

Results of Operations

Three Months Ended December 31, 2010, Compared to Three Months Ended December 31, 2009

Revenues decreased to $164,500 for the three months ended December 31, 2010, compared to $250,000 for the three months ended December 31, 2009.  The decrease in revenues was due to smaller settlement amounts for the cases settled during the period.

Operating expenses consist of cost of revenue, general and administrative expenses and sales and marketing costs.

Cost of revenue consists of contingency fees paid to legal counsel equal to 35% of settlement revenue.  Certain of our settlements are not subject to contingency fees.  Cost of revenue decreased $30,100 to $57,400 for the three months ended December 31, 2010 from $87,500 for the three months ended December 31, 2009 as a result of smaller settlement amounts for the cases settled during the period.

General and administrative expenses consist of salaries and benefits, legal, professional and consulting fees, corporate costs, facilities costs, insurance, travel and entertainment.  General and administrative costs increased 333.6% to $424,911 for the three months ended December 31, 2010 from $98,005 for the three months ended December 31, 2009.  This increase was primarily due to increased legal fees.

Liquidity and Capital Resources

Our primary sources of liquidity are the sale of our common stock and cash generated from operations.  We sold 1,220,000 shares of our common stock and received three settlements during the three months ended December 31, 2010.  We expect our future operations will be funded from settlements and revenues from licensing our technology.  However, we may need additional working capital.  Efforts to seek additional funding could be made through equity, debt or other external financing.  Additional funding may not be available on favorable terms, or at all.  If we are unable to obtain additional funding when needed we may not be able to execute our business plans and our business may suffer.

From time to time the Company advances funds to MedCom.  As of December 31, 2010 we were owed $2,485 including interest from related parties.

At December 31, 2010, we had cash of $56,978 compared to $0 at September 30, 2010.  The net change in cash for the periods presented was comprised of the following:

	December 31, 2010	December 31, 2009
Cash flow provided by operating activities	$8,743	$222,545
Cash flow provided by (used in) financing activities	48,055	(190,038)

Cash flow from operating activities was primarily due to increased accounts payable and discount on stock sold  for the three months ended December 31, 2010.  For the three months ended December 31, 2009, cash flow was primarily due to settlement receivable offset by increased accrued expenses.

Cash flow from financing activities was due to proceeds from the sale of common stock offset by advances to affiliates for the three months ended December 31, 2010 compared to net loans to affiliates for the three months ended December 31, 2009.

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

Other Considerations

There are numerous factors that affect the business and the results of our operations.  Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for our product, and the ability to develop new products based on new or evolving technology and the market's acceptance of those products.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended December 31, 2010) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 1, 2010, the Company commenced a private offering (the "Private Offering") of shares of common stock (the "Common Stock") of the Company.  To date, the Company has sold a total of 1,948,571 shares of Common Stock through the Private Offering for an aggregate price of $99,300, to the following individuals or entities: John P. Boesel, Special Opportunity LLC, South West Ventures and William Ford.  Total commissions paid to date with respect to the sale of the Common Stock are $9,930.  The Private Offering is being conducted pursuant to an exemption from registration under Regulation D of the Securities Act of 1933, as amended.  The Company believes it falls within this exemption because (i) it has not sold and does not intend to sell Common Stock in the Private Offering to more than 35 purchasers; and (ii) each purchaser of the Common Stock pursuant to the Private Offering is either an accredited investor or, if not an accredited investor, the Company reasonably believes that the purchaser, either alone or with his purchaser representative(s), has such knowledge and experience in financial and business matters that the purchaser is capable of evaluating the merits and risks of the prospective investment.

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

Card Activation Technologies Inc.
Dated: February 17, 2011	By:	/s/ Robert Kite
Robert Kite
Chairman, President and Chief Executive Officer (Principle Executive Officer and Principal Financial Officer)