Form 10-K/A
period 2010-09-30
Card Activation Technologies Inc
filed 2011-03-30
CIK 1384522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of Card Activation Technologies Inc. (the "Company") for the fiscal year ended September 30, 2010, originally filed with the Securities and Exchange Commission (the "SEC") on January 12, 2011 (the "Original Filing").  The purpose of this Amendment is to (i) clarify that the Company is unable to claim the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, (ii) revise the Company's disclosure as to its liquidity, as disclosed in Item 1—Business and Item 7—Liquidity and Capital Resources, (iii) provide additional disclosure regarding U.S. Patent No. 6,032,859, including its name and a general description of its relevant applications, (iv) revise the disclosure in Item 3—Legal Proceedings, to clarify that the Company currently has four cases pending and that four cases were settled in 2010 in connection with the Company's intellectual property enforcement activities, (v) revise the Company's disclosure in Item 11—Summary Compensation Table to provide a narrative discussion of the Company's reasons for making compensation payments made to Robert Kite, the Company's President and Chief Executive Officer, (vi) revise Item 11—Summary Compensation Table by eliminating the line referencing compensation paid to Michael Malet in fiscal 2009 and 2010, and (vii) correct certain typographical errors in the Orignal Filing. In addition, in accordance with the rules of the SEC, the Company is including certain currently dated certifications with this Amendment.

Except as expressly set forth in this Amendment, the Company is not amending any other part of the Original Filing.  This Amendment continues to speak as of the date of the Original Filing, and does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures unless expressly noted otherwise. Accordingly, this Amendment should be read in conjunction with the Original Filing and with the Company's other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings. The filing of this Amendment shall not be deemed an admission that the Original Filing when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

i

PART I

Forward Looking Statements

Certain statements made or incorporated by reference in this Annual Report on Form 10-K,  in our other filings with the Securities and Exchange Commission (SEC), in our press releases and in statements made by or with the approval of authorized personnel constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) with respect to, among other things, future events and financial trends affecting us.  Forward looking statements are typically identified by words such as believes, estimates, expects, anticipates, plans, should, would and similar expressions.

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

In order to develop our business plan, we will require funds for working capital. The Company is currently being funded by the sale of its common stock and revenue from litigation settlements.  The Company anticipates increasing its sources of funds in the future by entering into license agreements with third parties to license the use of its patent.  However, no such agreements have been entered into at this time, and the Company cannot predict when, if ever, it will enter into such agreements.

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

Description of Our Patent

Our principal asset is our patented payment technology that we acquired from MedCom in connection with our spin-off.  The payment technology is covered by one patent which was assigned to us by MedCom upon our formation (U.S. Patent No. 6,032,859, entitled “METHOD FOR PROCESSING DEBIT PURCHASE TRANSACTIONS USING A COUNTER-TOP TERMINAL SYSTEM”).  The patent covers methods for processing debit purchase transactions made using debit-styled cards, including gift cards.  The patent emerged from a reexamination proceeding on October 5, 2010 in which the Patent Office confirmed the patentability of claims in the patent.

U.S. patents generally have a term of 20 years from the date of the patent application.  The application for the ‘859 patent was filed in September 1997 and subsequently granted on March 7, 2000.  Based on that application date, the patent has a remaining term of approximately six years and will expire in 2017.

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

Patent infringement settlements

We also generate revenue through settlements with retailers who are infringing on our patent.  Since our acquisition of the patent from MedCom, we have, through our attorneys, initiated lawsuits against 38 major retailers, and we have entered into settlement and license agreements with 14 retailers.  The terms of these settlement and license agreements are typically confidential and grant a non-exclusive license to the retailers in exchange for royalty fees.  During the fiscal year ended September 30, 2010, our sole revenues from operations were generated from settlements of patent litigation with third parties pursuant to which such third parties paid us royalties for use of our patent.  In addition, we recently announced our intent to file additional lawsuits against major retailers in the near future.

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

Marketing

We market our technology to retailers and other companies who utilize point of sale technology.  Our primary market is the hundreds of retailers who we believe are utilizing our patented technology.  Since inception the Company has negotiated with and actively pursued infringers of our patent.  If the Company is successful in the pursuit of the patent infringers and in its licensing program, we anticipate receiving the appropriate royalties from the use of our technology by third parties by allowing licensing arrangements to our technology and anticipated royalties for the use of our patent.

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

The Company currently has four cases pending, and four cases were settled in 2010 in connection with our intellectual property enforcement activities.  The Company believes disclosure of the amounts received in the settlement of those cases would cause competitive harm in the cases that are still pending and, therefore, has omitted such disclosure.

Information regarding the Company's legal proceedings outside the ordinary course of business is disclosed under Notes 5 and 6 to the Company's Financial Statements of Item 8 of Part II of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4.  [REMOVED AND RESERVED]

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

The Company is currently being funded by the sale of its common stock and revenue from litigation settlements.  The Company anticipates increasing its sources of funds in the future by entering into license agreements with third parties to license the use of its patent.  However, no such agreements have been entered into at this time, and the Company cannot predict when, if ever, it will enter into such agreements.  Management anticipates that the Company's current funds will be able to sustain the Company through the end of the fiscal year, at which point the Company may be required to seek additional financing through a financial institution or through the sale of equity, debt, or a combination of equity or debt, if the Company has not received additional funding through litigation settlements at that time.  The Company does not have any contractual commitments that would be impacted by a loss of funding at this time.

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

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California
December 30, 2010

CARD ACTIVATION TECHNOLOGIES INC.

BALANCE SHEET

	September 30,
	2010	2009

CURRENT ASSETS
Cash	$-	$6,909
Investments	-	25,000
Settlement receivable	-	237,500
Advances to affiliate	695,777	1,072,050
Total current assets	695,777	1,341,459

TOTAL ASSETS	$695,777	$1,341,459

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	828,808	51,522
Accrued expenses	14,272	222,857
Disputed liabilities	20,000	20,000
Total current liabilities	863,080	294,379

TOTAL LIABILITIES	863,080	294,379

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized; none issued and outstanding as of September 30, 2010 and 2009, respectively	-	-
Common stock, $.0001 par value, 300,000,000 shares authorized; 174,782,045 and 174,782,045 shares issued and outstanding as of September 30, 2010 and 2009, respectively	17,478	17,478
Additional paid-in capital	1,509,953	1,509,953
Commonstock,subscribed,728,571shares	35,250	-
Accumulated deficit	(1,729,984)	(480,351)
Total stockholders' equity	(167,303)	1,047,080

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$695,777	$1,341,459

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES INC.

STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2010	2009

REVENUE
Litigation revenue	$687,500	$993,000
Total	687,500	993,000

COSTS AND EXPENSES
Cost of Revenue	170,625	347,550
General and administrative	1,858,060	569,606
Sales and marketing expenses	-	5,434
Total operating expenses	2,028,685	922,590
OPERATING INCOME (LOSS)	(1,341,185)	70,410

OTHER (INCOME) AND EXPENSES
Interest income	(92,948)	(67,297)
Interest expense	1,396	582
Total other (income) expense	(91,552)	(66,715)

INCOME (LOSS) BEFORE INCOME TAXES	(1,249,633)	137,125

INCOME TAX (BENEFIT) PROVISION	-	-

NET INCOME (LOSS)	$(1,249,633)	$137,125

Weighted Average Common Share Outstanding:
Basic and diluted:	174,782,045)	174,048,418

Net Income (Loss) Per Share
Basic and diluted:	$(0.01)	$0.00

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Additional Paid In	Common Stock Subscribed, not	Accumulated
	Shares	Amount	Shares	Amount	Capital	issued	Deficit	Total
Balance as of September 30, 2008	169,968,289	$16,997	-	$-	$1,055,845	$-	$(617,476)	$455,366

Common stock issued under subscription agreements	1,381,756	138	-	-	119,362			119,500

Shares issued in connection with PayMed acquisition	3,000,000	300	-	-	293,700			294,000

Common stock issued for compensation	432,000	43	-	-	41,046			41,089

Net income							137,125	137,125

Balance as of September 30, 2009	174,782,045	$17,478	-	$-	$1,509,953		$(480,351)	$1,047,080

Shares subscribed, not issued to investor at $0.05 per share, 200,000 shares		-	-	-	-	10,000	-	10,000

Shares subscribed, not issued to investor at $0.07 per share, 142,857 shares		-	-	-	-	10,000	-	10,000

Shares subscribed, not issued to investor at $0.035 per share, 285,714 shares		-	-	-	-	10,000	-	10,000

Shares subscribed, not issued to investor at $0.0525 per share, 100,000 shares		-	-	-	-	5,250	-	5,250

Net loss							(1,249,633)	(1,249,633)

Balance as of September 30, 2010	174,782,045	$17,478	-	$-	$1,509,953	$35,250	$(1,729,984)	$(167,303)

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

The Company adopted the provisions of ASC Topic 740; “Accounting for Uncertainty in Income Taxes-An Interpretation of ASC Topic 740 (“Topic 740”).  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments.  At September 30, 2010, the Company did not record any liabilities for uncertain tax positions.

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

Name and Principal Position (1)	Year	Salary	Bonus	All Other Compensation		Total
Robert H. Kite	2010	$–	$–	$25,000	(2)	$25,000
Chairman, President and Chief Executive Officer	2009	–	–	–		–

William P. Williams	2010	–	–	–		–
Former Chairman, Former President and Former Chief Executive Officer	2009	–	–	113,750	(3)	113,750

(1) Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables required by applicable SEC regulations have been omitted, if there was no compensation awarded to, or earned by or paid to the named executive officers by us.

(2) The Company transferred investments held by the Company worth $25,000 to Robert Kite as compensation for Mr. Kite's services to the Company as Chairman, President and Chief Executive Officer of the Company for the fiscal year ended September 30, 2010.  Mr. Kite received no other form of compensation for his services to the Company in 2010.  Mr. Kite reviewed his responsibilities and performance, and the Company's Board of Directors approved the compensation payment to Mr. Kite.

(3) Represents amounts paid for management fees and value of stock issued in lieu of cash compensation.

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

CARD ACTIVATION TECHNOLOGIES INC.

Dated: March 30, 2011	By	/s/ Robert Kite
Robert Kite
Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CARD ACTIVATION TECHNOLOGIES INC.

Dated: March 30, 2011	By	/s/ Robert Kite
Robert Kite
Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Index to Exhibits

Exhibit	Description
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

*Management contracts or compensatory plan or arrangement