Form 10-Q
period 2011-03-31
Card Activation Technologies Inc
filed 2011-05-10
CIK 1384522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 4, 2011, the issuer had 177,698,807 shares of common stock, $0.001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM. 1.  FINANCIAL STATEMENTS

CARD ACTIVATION TECHNOLOGIES INC.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31,	September 30,
	2011	2010

CURRENT ASSETS
Cash	$97,947	$-
Advances to affiliate	-	695,777
Other	106,775
Total current assets	204,722	695,777

TOTAL ASSETS	$204,722	$695,777

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	1,506,675	828,808
Accrued expenses	12,824	14,272
Disputed liabilities	20,000	20,000
Total current liabilities	1,539,499	863,080

TOTAL LIABILITIES	1,539,499	863,080

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized; none issued and outstanding as of March 31, 2011 and 2010, respectively	-	-
Common stock, $.0001 par value, 300,000,000 shares authorized; 176,730,616 and 174,782,045 shares issued and outstanding as of March 31, 2011 and September 30, 2010, respectively	17,674	17,478
Additional paid-in capital	947,638	1,509,953
Common stock, subscribed, 476,191 shares	25,000	35,250
Accumulated deficit	(2,325,089)	(1,729,984)
Total stockholders' equity	(1,334,777)	(167,303)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$204,722	$695,777

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2011	2010		2011	2010

REVENUE
Litigation revenue	$100,000		$-	$264,000	$250,000
Total	100,000		-	264,000	250,000

COSTS AND EXPENSES
Cost of Revenue	35,000		-	92,400	87,500
General and administrative	368,011		224,176	792,922	322,180
Sales and marketing expenses	-		-	-	-
Total operating expenses	403,011		224,176	885,322	409,680
OPERATING INCOME (LOSS)	(303,011)		(224,176)	(621,322)	(159,680)

OTHER (INCOME) AND EXPENSES
Interest income	(13,375)		(21,770)	(26,907)	(43,118)
Interest expense	345		345	690	698
Total other (income) expense	(13,030)		(21,425)	(26,217)	(42,420)

INCOME (LOSS) BEFORE INCOME TAXES	(289,981)		(202,751)	(595,105)	(117,260)

INCOME TAX (BENEFIT) PROVISION	-		-	-	-

NET INCOME (LOSS)	$(289,981)		$(202,751)	$(595,105)	$(117,260)

Weighted Average Common Share Outstanding:
Basic and diluted:	176,730,616		174,782,045	176,097,209	174,048,418

Net Income (Loss) Per Share
Basic and diluted:	$(0.00)	$	(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(595,105)	$(117,260)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Discount on common stock issued under subscription agreements	34,358	-
Reserve for bad debts	(38,130)	-
Changes in assets and liabilities:
Other assets	(106,775)	237,500
Accounts payables	677,867	9,765
Accrued expenses and disputed liabilities	(1,448)	83,824
Net cash provided by (used in) operating activities	(29,233)	213,829

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to affiliates	(39,370)	(216,040)
Proceeds from the sale of common stock	64,050	-
Cash received from subscription of common stock	25,000	-
Advances from affiliates	77,500	5,470
Net cash provided by (used in) financing activities	127,180	(210,570)

INCREASE IN CASH	97,947	3,259
CASH, BEGINNING OF YEAR	-	6,909
CASH, END OF YEAR	$97,947	$10,168

Supplemental Cash Flow Information:
Issuance of subscribed stock	$35,250	$-

Common stock received as loan repayment	$695,777	$-

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

We were formerly a wholly owned subsidiary of MedCom USA Incorporated ("MedCom").  In connection with our formation, MedCom transferred a patent relating to its card technology business to us in exchange for 146,770,504 shares of our common stock.  On October 31, 2006, MedCom's board of directors declared a stock dividend to its shareholders of record at the end of business on December 15, 2006 of one share of our common stock for every one share of common stock of MedCom owned by its shareholders.  On March 1, 2007, MedCom distributed 86,770,504 shares of our common stock to its shareholders pursuant to the stock dividend and retained the balance of 60,000,000 shares of our common stock.  MedCom remains our largest shareholder.

Note 2. Basis of Presentation

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") which contemplate continuation of the Company as a going concern.   During the three months ended March 31, 2011, the Company recognized a net loss of $289,981.  The Company has incurred an accumulated net loss from the period August 29, 2006 (inception) through March 31, 2011 of $2,325,089.  Further, the Company has inadequate working capital to maintain or develop its operations and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, our management is proposing to raise any necessary additional funds through a financial institution or through the sale of equity, debt, or a combination of equity and debt, if the Company does not receive additional funding through litigation settlements. There is no assurance that the Company will be successful in raising additional capital.

The accompanying condensed financial statements included herein have been prepared by us, without audit, in accordance with the accounting policies described in our audited financial statements and notes thereto for the fiscal year ended September 30, 2010, as presented in our annual report on Form 10-K/A, and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.  In the opinion of our management, the accompanying condensed financial statements include all adjustments (consisting only of those of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented.  Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.

These condensed financial statements should be read in conjunction with the notes to the 2010 audited financial statements presented in our annual report on Form 10-K/A for the year ended September 30, 2010, filed with the SEC.  Our reports are available electronically by visiting the SEC website at http://www.sec.gov.

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

In June 2009, the FASB issued guidance now codified as ASC Topic 105, "Generally Accepted Accounting Principles" ("ASC 105"), which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. ASC 105 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective for interim or annual periods ending after September 15, 2009. ASC 105 does not have a material impact on the Company's financial statements presented hereby.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, "Subsequent Events" ("ASC 855"). The pronouncement modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires a company to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of ASC 855 on September 30, 2009, in accordance with the effective date.

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

Note 3. Related Party Transactions

As of March 31, 2011, the Company was managed by its sole officer and director, Robert Kite.  Mr. Kite serves as sole director and Chairman of the Company's Board of Directors and acts as the Company's principal executive and principal financial officer.  Mr. Kite also serves as chairman of the board of directors, president and chief executive officer of MedCom, a related party, and owns shares of common stock of both MedCom and the Company.  MedCom is also a significant shareholder of the Company.

On September 30, 2010, the Company entered into an agreement with MedCom to repay the amount due from advances made in the amount of $1,478,526.  The Company agreed to accept shares of its common stock valued at the closing price on the date received.  On October 1, 2010, the Company received 8,697,210 shares of its common stock valued at $0.08 per share or $695,777.

The Company advances funds to MedCom at a 7% interest rate per annum.  As of March 31, 2011 and September 30, 2010 the Company had a receivable from affiliate advances of zero and $695,777, respectively.

Note 4. Disputed Liabilities

The Company allegedly is party to a note payable with a principle amount of $20,000 at a 7% interest rate with no due date.  The Company is disputing this obligation as management believes that the party entering into the note on behalf of the Company did not have the authority to do so.

Note 5.  Equity

The Company periodically issues shares of its common stock to investors in connection with private placement transactions.  Absent an arm’s length transaction with an independent third-party, the value of any such issued shares is based on the trading value of the stock at the date of issuance.  The Company expenses the difference between the sales price and the fair value of all such issuances in the period incurred.  During the three and six months ended March 31, 2011, the Company issued zero and 1,948,571 common shares for a cash value of zero and $99,300, respectively.  During the three and six months ended March 31, 2011, the Company recognized an expense related to the trading value of the stock issued in excess of amounts received in the amount of zero and $34,357.

During the three months ended March 31, 2011 the Company entered into subscription agreements whereby it sold 476,191 shares of common stock to third parties for a value of $25,000.  The shares were not issued as of March 31, 2011.

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

The following discussion contains management's discussion and analysis of financial condition and results of operations.  Management's discussion and analysis should be read in conjunction with "Item 1.  Financial Statements" of this quarterly report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our annual report on Form 10-K/A for the fiscal year ended September 30, 2010.

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

Results of Operations

Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010

Revenues increased to $100,000 for the three months ended March 31, 2011, compared to zero for the three months ended March 31, 2010.  The increase in revenues was due to one settlement for the three months ended March 31, 2011 compared to none for the three months ended March 31, 2010.

Operating expenses consist of cost of revenue, general and administrative expenses and sales and marketing costs.

Cost of revenue consists of contingency fees paid to legal counsel equal to 35% of settlement revenue.  Certain of our settlements are not subject to contingency fees.  Cost of revenue increased $35,000 to $35,000 for the three months ended March 31, 2011 from zero for the three months ended March 31, 2010 as a result of one settlement for the three months ended March 31, 2011 compared to none for the comparable period in 2010.

General and administrative expenses consist of salaries and benefits, legal, professional and consulting fees, corporate costs, facilities costs, insurance, travel and entertainment.  General and administrative costs increased 64.2% to $368,011 for the three months ended March 31, 2011 from $224,176 for the three months ended March 31, 2010.  This increase was primarily due to additional legal fees.

Six Months Ended March 31, 2011, Compared to Six Months Ended March 31, 2010

Revenues increased to $264,000 for the six months ended March 31, 2011, compared to $250,000 for the six months ended March 31, 2010.  The increase in revenues was due to four settlements during the six months ended March 31, 2011 compared to two during the six months ended March 31, 2010.

Operating expenses consist of cost of revenue, general and administrative expenses and sales and marketing costs.

Cost of revenue consists of contingency fees paid to legal counsel equal to 35% of settlement revenue.  Certain of our settlements are not subject to contingency fees.  Cost of revenue increased $4,900 to $92,400 for the three months ended March 31, 2011 from zero for the six months ended March 31, 2011 as a result of four settlements during the six months ended March 31, 2011 compared to two in 2010.

General and administrative expenses consist of salaries and benefits, legal, professional and consulting fees, corporate costs, facilities costs, insurance, travel and entertainment.  General and administrative costs increased 146.1% to $792,922 for the six months ended March 31, 2011 from $322,180 for the six months ended March 31, 2010.  This increase was primarily due to additional legal fees.

Liquidity and Capital Resources

Our primary sources of liquidity are the sale of our common stock and cash generated from operations.  We sold 1,220,000 shares of stock, issued 728,571 shares for previous subscription agreements and entered into subscription agreements to sell 476,191 shares of our common stock and received four settlements during the six months ended March 31, 2011.  The Company anticipates increasing its sources of funds in the future by entering into license agreements with third parties to license the use of its patent.  However, no such agreements have been entered into at this time, and the Company cannot predict when, if ever, it will enter into such agreements.  Management anticipates that the Company's current funds will be able to sustain the Company through the end of the fiscal year, at which point the Company may be required to seek additional financing through a financial institution or through the sale of equity, debt, or a combination of equity or debt, if the Company has not received additional funding through litigation settlements at that time.  The Company does not have any contractual commitments that would be impacted by a loss of funding at this time.

From time to time the Company advances funds to MedCom.  As of March 31, 2011 there were no outstanding amounts due from related parties.

At March 31, 2011, we had cash of $97,947 compared to $0 at September 30, 2010.  The net change in cash for the periods presented was comprised of the following:

	March 31, 2011	March 31, 2010
Cash flow provided by (used in) operating activities	$(29,234)	$213,829
Cash flow provided by (used in) financing activities	127,180	(210,570)

Cash flow from operating activities was primarily due to net loss of $595,105 offset by an increase in accounts payable of approximately $678,000 for the six months ended March 31, 2011.  For the six months ended March 31, 2010, cash flow from operating activities was primarily due to net loss of $117,260 and an increase in other assets, accounts payable and accrued expenses.

Cash flow from financing activities was due to sale of stock and stock subscriptions of $89,000 and a net advance from affiliate of $38,000 for the six months ended March 31, 2011 compared to net advances to affiliates of approximately $210,000 for the six months ended March 31, 2010.

Recently Issued Accounting Guidance

On September 30, 2009, the Company adopted updates issued by the Financial Accounting Standards Board ("FASB") to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification ("ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In June 2009, the FASB issued guidance now codified as ASC Topic 105, "Generally Accepted Accounting Principles" ("ASC 105"), which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. ASC 105 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective for interim or annual periods ending after September 15, 2009. ASC 105 does not have a material impact on the Company's financial statements presented hereby.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, "Subsequent Events" ("ASC 855"). The pronouncement modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which the company has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of ASC 855 on September 30, 2009, in accordance with the effective date.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2011) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of business, we are the subject of, or party to, various pending or threatened legal actions, including various counterclaims in connection with our intellectual property enforcement activities.  The Company, through its attorneys, has sent letters to over 600 potential infringers of the patent, placing the infringers on notice of the patent and seeking a license agreement under the patent. While we believe that any liability arising from these actions will not have a material adverse effect on our financial position, results of operations or cash flows, we can make no assurances that we will not lose all or some of the claims covered by our patent as the result of such actions.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2011, the Company continued its private offering (the "Private Offering") of shares of common stock (the "Common Stock") of the Company.  To date, the Company has sold a total of 2,424,762 shares of Common Stock through the Private Offering for an aggregate price of $124,300.  Total commissions paid to date with respect to the sale of the Common Stock are $10,275.  The Private Offering is being conducted pursuant to an exemption from registration under Regulation D of the Securities Act of 1933, as amended.  The Company believes it falls within this exemption because (i) it has not sold and does not intend to sell Common Stock in the Private Offering to more than 35 purchasers (calculated pursuant to Rule 501(e)); and (ii) each purchaser of the Common Stock pursuant to the Private Offering is either an accredited investor or, if not an accredited investor, the Company reasonably believes that the purchaser, either alone or with his purchaser representative(s), has such knowledge and experience in financial and business matters that the purchaser is capable of evaluating the merits and risks of the prospective investment.

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

Card Activation Technologies Inc.

Dated: May 10, 2011	By:	/s/ Robert Kite
Robert Kite
Chairman, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)