Form 10-Q
period 2011-06-30
Card Activation Technologies Inc
filed 2011-08-01
CIK 1384522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-52556

Card Activation Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-5769015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1930 Village Center Circle #3-722 Las Vegas, Nevada	89134
(Address of principal executive offices)	(Zip Code)

(312) 972-1662
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b–2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non–Accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐     No ☒

As of July 18, 2011, the issuer had 178,572,719 shares of common stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CARD ACTIVATION TECHNOLOGIES INC.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2011	2010

CURRENT ASSETS
Cash	$72,462	$-
Advances to affiliate	-	695,777
Other	-	-
Total current assets	72,462	695,777

TOTAL ASSETS	$72,462	$695,777

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	2,083,519	828,808
Accrued expenses	13,173	14,272
Disputed liabilities	20,000	20,000
Total current liabilities	2,116,692	863,080

TOTAL LIABILITIES	2,116,692	863,080

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized; none issued and outstanding as of June 30, 2011 and September 30, 2010, respectively	-	-
Common stock, $.0001 par value, 300,000,000 shares authorized; 178,398,807 and 174,782,045 shares issued and outstanding as of June 30, 2011 and September 30, 2010, respectively	17,840	17,478
Additional paid-in capital	1,072,383	1,509,953
Common stock, subscribed, 173,912 shares	10,000	35,250
Accumulated deficit	(3,144,453)	(1,729,984)
Total stockholders' equity	(2,044,230)	(167,303)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$72,462	$695,777

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

REVENUE
Litigation revenue	$-	$437,500	$264,000	$687,500
Total	-	437,500	264,000	687,500

COSTS AND EXPENSES
Cost of Revenue	-	83,125	92,400	170,625
General and administrative	832,313	348,283	1,625,235	670,463
Sales and marketing expenses	-	-	-	-
Total operating expenses	832,313	431,408	1,717,635	841,088
OPERATING INCOME (LOSS)	(832,313)	6,092	(1,453,635)	(153,588)

OTHER (INCOME) AND EXPENSES
Interest income	(13,298)	(24,044)	(40,205)	(67,162)
Interest expense	349	345	1,039	1,043
Total other (income) expense	(12,949)	(23,699)	(39,166)	(66,119)

INCOME (LOSS) BEFORE INCOME TAXES	(819,364)	29,791	(1,414,469)	(87,469)

INCOME TAX (BENEFIT) PROVISION	-	-	-	-

NET INCOME (LOSS)	$(819,364)	$29,791	$(1,414,469)	$(87,469)

Weighted Average Common Share Outstanding:
Basic and diluted:	177,755,897	174,782,045	176,650,105	174,782,045

Net Income (Loss) Per Share
Basic and diluted:	$(0.00)	$0.00	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,414,469)	$(87,469)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Discount on common stock issued under subscription agreements	82,994	-
Reserve for bad debts	15,168	-
Changes in assets and liabilities:
Other assets	-	237,500
Accounts payables	1,254,711	406,594
Accrued expenses and disputed liabilities	(1,099)	(184,232)
Net cash provided by (used in) operating activities	(62,695)	372,393

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to affiliates	(118,669)	(382,584)
Proceeds from the sale of common stock, net	141,325	-
Cash received from subscription of common stock	9,000	-
Advances from affiliates	103,501	6,708
Net cash provided by (used in) financing activities	135,157	(375,876)

INCREASE IN CASH	72,462	(3,483)
CASH, BEGINNING OF YEAR	-	6,909
CASH, END OF YEAR	$72,462	$3,426

Supplemental Cash Flow Information:
Issuance of subscribed stock	$35,250	$-

Common stock received as loan repayment	$695,777	$-

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

Note 2. Basis of Presentation

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") which contemplate continuation of the Company as a going concern.   During the three months ended June 30, 2011, the Company recognized a net loss of $819,364.  The Company has incurred an accumulated net loss from the period August 29, 2006 (inception) through June 30, 2011 of $3,144,453.  Further, the Company has inadequate working capital to maintain or develop its operations and is dependent upon funds from private investors and the support of certain stockholders.

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

The accompanying condensed financial statements included herein have been prepared by us, without audit, in accordance with the accounting policies described in our audited financial statements and notes thereto for the fiscal year ended September 30, 2010, as presented in our annual report on Form 10-K/A, and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.  In the opinion of our management, the accompanying condensed financial statements include all adjustments (consisting only of those of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented.  Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.

These condensed financial statements should be read in conjunction with the notes to the audited financial statements presented in our annual report on Form 10-K/A for the year ended September 30, 2010, filed with the SEC.  Our reports are available electronically by visiting the SEC website at http://www.sec.gov.

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

On June 30, 2009, the Company adopted updates issued by the FASB to fair value disclosures of financial instruments.  These changes require a publicly traded company to include disclosures about the fair value of its financial instruments.  Such disclosures include the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value.  Other than the required disclosures, the adoption of these changes had no impact on the Financial Statements.

Note 3. Related Party Transactions

As of June 30, 2011, the Company was managed by its sole officer and director, Robert Kite.  Mr. Kite serves as sole director and Chairman of the Company's Board of Directors and acts as the Company's principal executive and principal financial officer.  Mr. Kite also serves as chairman of the board of directors, president and chief executive officer of MedCom, a related party, and owns shares of common stock of both MedCom and the Company.  MedCom is also a significant shareholder of the Company.

On September 30, 2010, the Company entered into an agreement with MedCom to repay the amount due from advances made in the amount of $1,478,526.  The Company agreed to accept shares of its common stock valued at the closing price on the date received.  On October 1, 2010, the Company received 8,697,210 shares of its common stock valued at $0.08 per share or $695,777.

The Company advances funds to MedCom at a 7% interest rate per annum.  As of June 30, 2011 and September 30, 2010 the Company had receivables from affiliate advances of zero and $695,777, respectively.

Note 4. Disputed Liabilities

The Company allegedly is party to a note payable with a principle amount of $20,000 at a 7% interest rate with no due date.  The Company is disputing this obligation as management believes that the party entering into the note on behalf of the Company did not have the authority to do so.

Note 5.  Equity

The Company periodically issues shares of its common stock to investors in connection with private placement transactions.  Absent an arm’s length transaction with an independent third-party, the value of any such issued shares is based on the trading value of the stock at the date of issuance.  The Company expenses the difference between the sales price and the fair value of all such issuances in the period incurred.  During the three and nine months ended June 30, 2011, the Company issued 1,668,191 and 2,888,191 common shares for cash values of $94,500 and $158,550, respectively.  During the three and nine months ended June 30, 2011, the Company recognized an expense related to the trading value of the stock issued in excess of amounts received in the amount of $48,637 and $82,994.

During the three months ended June 30, 2011 the Company entered into subscription agreements whereby it sold 173,912 shares of common stock to third parties for a value of $10,000.

Note 6.  Commitments and Contingencies

The Company enters into contingency agreements with law firms that represent the Company in certain of its patent litigations.  Under these agreements, the Company typically pays a law firm 35% of the settlement amounts received by the Company and amounts based on future patent litigation successes.  Other cases are handled on an hourly fee basis.

Note 7.  Litigation

In an action pending in the United States District Court for the District of Delaware, the Court recently ruled that the '859 Patent owned by Card Activation Technologies  (“Card”) is invalid. Card’s' only significant asset is the '859 Patent.  Management disagrees with the Court's findings and continues the process of determining the issues for appeal, the likely effects of the Court's ruling on the pending reexamination of the '859 Patent being conducted by the U.S. Patent and Trademark Office ("PTO"), and the likelihood of success in prevailing against adverse rulings issued by the Federal District Court and PTO.

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

Results of Operations

Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010

Revenues decreased to zero for the three months ended June 30, 2011, compared to $437,500 for the three months ended June 30, 2010.  The decrease in revenues was due to no settlements for the three months ended June 30, 2011 compared to two for the three months ended June 30, 2010.

Operating expenses consist of cost of revenue, general and administrative expenses and sales and marketing costs.

Cost of revenue consists of contingency fees paid to legal counsel equal to 35% of settlement revenue.  Certain of our settlements are not subject to contingency fees.  Cost of revenue decreased to zero for the three months ended June 30, 2011 from $83,125 for the three months ended June 30, 2010 as a result of no settlements for the three months ended June 30, 2011 compared to two for the comparable period in 2010.

General and administrative expenses consist of salaries and benefits, legal, professional and consulting fees, corporate costs, facilities costs, insurance, travel and entertainment.  General and administrative costs increased 139.0% to $832,213 for the three months ended June 30, 2011 from $348,283 for the three months ended June 30, 2010.  This increase was primarily due to additional legal fees.

Nine Months Ended June 30, 2011, Compared to Nine Months Ended June 30, 2010

Revenues decreased to $264,000 for the nine months ended June 30, 2011, compared to $687,500 for the nine months ended June 30, 2010.  The decrease in revenues was due to four smaller settlement amounts during the nine months ended June 30, 2011 compared to four during the nine months ended June 30, 2010, primarily due to settling with retailers which have less volume utilizing our patent.

Operating expenses consist of cost of revenue, general and administrative expenses and sales and marketing costs.

Cost of revenue consists of contingency fees paid to legal counsel equal to 35% of settlement revenue.  Certain of our settlements are not subject to contingency fees.  Cost of revenue decreased $78,225 to $92,400 for the nine months ended June 30, 2011 from $170,625 for the nine months ended June 30, 2011 as a result of four lower settlement amounts during the nine months ended June 30, 2011 compared to four higher settlement amounts in 2010.

General and administrative expenses consist of salaries and benefits, legal, professional and consulting fees, corporate costs, facilities costs, insurance, travel and entertainment.  General and administrative costs increased 142.4% to $1,625,235 for the nine months ended June 30, 2011 from $670,463 for the nine months ended June 30, 2010.  This increase was primarily due to additional legal fees.

Liquidity and Capital Resources

Our primary sources of liquidity are the sale of our common stock and cash generated from operations.  We sold 2,888,191 shares of common stock, issued 728,571 shares of common stock for previous subscription agreements and entered into subscription agreements to sell 173,912 shares of our common stock and received four settlements during the nine months ended June 30, 2011.

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

From time to time the Company advances funds to MedCom.  As of June 30, 2011 there were no outstanding amounts due from related parties.

At June 30, 2011, we had cash of $72,462 compared to $0 at September 30, 2010.  The net change in cash for the periods presented was comprised of the following:

	June 30, 2011	June 30, 2010
Cash flow provided by (used in) operating activities	$(62,695)	$372,393
Cash flow provided by (used in) financing activities	135,157	(375,876)

Cash flow from operating activities was primarily due to net loss of $1,414,469 offset by an increase in accounts payable of approximately $1,255,000 for the nine months ended June 30, 2011.  For the nine months ended June 30, 2010, cash flow from operating activities was primarily due to net loss of $87,469, an increase in other assets and accounts payable offset by a decrease in accrued expenses.

Cash flow from financing activities was due to sale of stock and stock subscriptions of $150,000 offset by a net advance to affiliate of $15,000 for the nine months ended June 30, 2011 compared to net advances to affiliates of approximately $376,000 for the nine months ended June 30, 2010.

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

Other Considerations

In an action pending in the United States District Court for the District of Delaware, the Court recently ruled that the '859 Patent owned by Card Activation Technologies  (“Card”) is invalid. Card’s' only significant asset is the '859 Patent.  Management disagrees with the Court's findings and continues the process of determining the issues for appeal, the likely effects of the Court's ruling on the pending reexamination of the '859 Patent being conducted by the U.S. Patent and Trademark Office ("PTO"), and the likelihood of success in prevailing against adverse rulings issued by the Federal District Court and PTO.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2011) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In an action pending in the United States District Court for the District of Delaware, the Court recently ruled that the '859 Patent owned by Card Activation Technologies  (“Card”) is invalid. Card’s' only significant asset is the '859 Patent.  Management disagrees with the Court's findings and continues the process of determining the issues for appeal, the likely effects of the Court's ruling on the pending reexamination of the '859 Patent being conducted by the U.S. Patent and Trademark Office ("PTO"), and the likelihood of success in prevailing against adverse rulings issued by the Federal District Court and PTO.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2011, the Company continued its private offering (the "Private Offering") of shares of common stock (the "Common Stock") of the Company.  To date, the Company has sold a total of 3,790,674 shares of Common Stock through the Private Offering for an aggregate price of $203,800.  Total commissions paid to date with respect to the sale of the Common Stock are $18,225.  The Private Offering is being conducted pursuant to an exemption from registration under Regulation D of the Securities Act of 1933, as amended.  The Company believes it falls within this exemption because (i) it has not sold and does not intend to sell Common Stock in the Private Offering to more than 35 purchasers (calculated pursuant to Rule 501(e)); and (ii) each purchaser of the Common Stock pursuant to the Private Offering is either an accredited investor or, if not an accredited investor, the Company reasonably believes that the purchaser, either alone or with his purchaser representative(s), has such knowledge and experience in financial and business matters that the purchaser is capable of evaluating the merits and risks of the prospective investment.

ITEM 6.  EXHIBITS

31.1	Certification of Principal Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive and Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Card Activation Technologies Inc.

Dated: August 1, 2011	By:	/s/ Robert Kite
Robert Kite
Chairman, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)