Form 10-K
period 2011-09-30
Card Activation Technologies Inc
filed 2011-12-02
CIK 1384522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

or

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
Yes ☒                    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐                    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2011 was $9,528,682, computed by reference to the $0.09 closing price of such common stock equity on March 31, 2011.

As of November 18, 2011, there were 180,072,719 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

Forward Looking Statements

Certain statements made or incorporated by reference in this Annual Report on Form 10-K, in our other filings with the Securities and Exchange Commission (SEC), in our press releases and in statements made by or with the approval of authorized personnel constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) with respect to, among other things, future events and financial trends affecting us. Forward looking statements are typically identified by words such as believes, estimates, expects, anticipates, plans, should, would and similar expressions.

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

 ITEM 1.  BUSINESS.

General

Card Activation Technologies Inc. ("we," "us," "our" or the "Company") was incorporated as a Delaware corporation on August 29, 2006.  Our principal executive office is located at 1930 Village Center Circle #3-722, Las Vegas, Nevada 89134, and our telephone number is (312) 972-1662.

The Company was formed to own and commercially develop our patented point-of-sale technology for the activation and processing of transactions related to debit styled cards, which include gift cards, phone cards and other stored value cards.  Currently, our business strategy consists exclusively of attempting to enter into license agreements with third parties to license our rights under our patent and in pursuing patent litigation in an effort to protect our intellectual property and obtain recourse against alleged infringement of our patent.  Our ability to continue to pursue licensing agreements and patent litigation to protect our intellectual property is subject to our pending appeals regarding the validity of the '859 Patent, our principal asset, as discussed below.  During the fiscal year ended September 30, 2011, our sole revenues from operations were generated from settlements of patent litigation with third parties pursuant to which such third parties paid us royalties for use of our patent.

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

Description of Our Patent

Our principal asset is our patented payment technology that we acquired from MedCom in connection with our spin-off.  The payment technology is covered by one patent which was assigned to us by MedCom upon our formation (U.S. Patent No. 6,032,859, entitled "METHOD FOR PROCESSING DEBIT PURCHASE TRANSACTIONS USING A COUNTER-TOP TERMINAL SYSTEM", referred to herein as the "'859 Patent").  The '859 Patent covers methods for processing debit purchase transactions made using debit-styled cards, including gift cards.  Recently, the United States District Court for the District of Delaware ruled that the '859 Patent is invalid.  The United States Patent and Trademark Office also recently issued a determination of invalidity of the '859 Patent in connection with the pending reexamination proceeding.  Both of these decisions have been appealed and are currently pending with the respective court or administrative board.

U.S. patents generally have a term of 20 years from the date of the patent application.  The application for the '859 Patent was filed in September 1997 and subsequently granted on March 7, 2000.  Based on that application date, the '859 Patent has a remaining term of approximately six years and will expire in 2017.

Business Strategy

Our business strategy consists exclusively of attempting to enter into license agreements with third parties to license our rights under our '859 Patent and in pursuing patent litigation in an effort to protect our intellectual property and obtain recourse against alleged infringement of our '859 Patent.  Our ability to continue to pursue licensing agreement and patent litigation to protect our intellectual property is subject to our pending appeals regarding the validity of the '859 Patent.  If the pending appeals concerning the '859 Patent result in a favorable determination of validity, we intend to aggressively enforce our rights during the remaining life of the '859 Patent, and to seek royalty payments from all infringing parties until the '859 Patent expires in 2017.

Licensing the use of our patented technology

We have identified hundreds of retail chains who the Company believes are utilizing our patented technology with the use of debit cards, gift cards, phone cards, affinity cards and stored value cards.  We have, through our attorneys, sent letters to these retailers notifying them of their potential infringement on our '859 Patent and requesting that the retailers enter into negotiations with the Company regarding a license agreement for the '859 Patent.  The letters also notify the retailers of the Company's intent to pursue legal action to enforce its rights with respect to the '859 Patent should the retailers choose not to negotiate a licensing agreement.  Subject to the pending appeals regarding the '859 Patent discussed above, the Company intends to continue to negotiate licenses with several retailers that responded to the correspondence.  We intend to generate revenues by charging licensing fees to the retailers who are utilizing our patented technology and voluntarily entering into licensing agreements.

Patent infringement settlements

We also generate revenue through settlements with retailers who are infringing on our '859 Patent.  Since our acquisition of the '859 Patent from MedCom, we have, through our attorneys, initiated lawsuits against numerous major retailers, and we have entered into settlement and license agreements with 18 retailers.  The terms of these settlement and license agreements are typically confidential and grant a non-exclusive license to the retailers in exchange for royalty fees.  During the fiscal year ended September 30, 2011, our sole revenues from operations were generated from settlements of patent litigation with third parties pursuant to which such third parties paid us royalties for use of our '859 Patent.  Our ability to continue to pursue patent litigation to protect our intellectual property is subject to our pending appeals regarding the validity of the '859 Patent.

In the ordinary course of our patent litigation, we are the subject of, or party to, various pending or threatened legal actions regarding the validity of the patent.  As a part of these actions, we have been involved in "Markman Hearings," which are proceedings under U.S. patent law in which plaintiffs and defendants present their arguments to the court as to how they believe the patent claims – which define the scope of the patent holder's rights under the patent – should be interpreted for purposes of determining at trial whether the patent is valid and/or has been infringed.  Other parties may take or have taken actions to challenge the validity of our '859 Patent.  As previously set forth, the United States District Court for the District of Delaware and the United States Patent and Trademark Office through a reexamination proceeding have found all claims of the '859 Patent to be invalid.  Those decisions are currently being appealed and are pending before the United States Court of Appeals for the Federal Circuit and the Board of Patent Appeals and Interferences.  We can make no assurances that we will not lose some or all of the claims of the '859 Patent as the result of the pending appeals.

Marketing

We market our technology to retailers and other companies who utilize point of sale technology.  Our primary market is the hundreds of retailers who we believe are utilizing our patented technology.  Since inception the Company has negotiated with and actively pursued infringers of our '859 Patent.  If the Company is successful in the pursuit of the patent infringers and in its licensing program, and subject to the pending appeals regarding the '859 Patent discussed above, we anticipate receiving the appropriate royalties from the use of our technology by third parties by allowing licensing arrangements to our technology and anticipated royalties for the use of our '859 Patent.

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

Subject to the pending appeals regarding the '859 Patent discussed above, we intend to actively seek to license our technology and believe that many retailers, gas stations, phone companies and others that utilize stored value cards, such as gift and debit, are infringing on our '859 Patent.

Employees

At September 30, 2011, the Company was managed by its sole officer and director, Robert Kite.  We have no other full or part-time employees.  Our business operations are focused on the patent infringement activity and the protection of our patent through our legal counsel and are conducted through the use of consultants and our administrative services agreement with MedCom which we entered into in connection with our spin-off.

Available Information

We file annual and quarterly reports and other information with the Securities and Exchange Commission.  You may read and copy any document that we file at the Securities and Exchange Commission's Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549.  Please call 1-800-SEC-0330 for further information on the operation of the Public Reference Room.  Reports and other information regarding issuers, including us, that file electronically with the Securities and Exchange Commission are also available to the public from the Securities and Exchange Commission's Web site at http://www.sec.gov.

ITEM 1A.  RISK FACTORS.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 2.  PROPERTIES.

The Company does not maintain any properties.

ITEM 3.  LEGAL PROCEEDINGS.

In the ordinary course of business, we are the subject of, or party to, various pending or threatened legal actions, including various counterclaims in connection with our intellectual property enforcement activities.  The Company, through its attorneys, has sent letters to over 600 potential infringers of the '859 Patent, placing the infringers on notice of the '859 Patent and seeking a license agreement under the '859 Patent.  We can make no assurances that we will not lose all or some of the claims covered by our '859 Patent as the result of such actions.   We can provide no assurances that any liabilities arising from these actions will not have a material adverse effect on our financial position, results of operations or cash flows.

In an action pending in the United States District Court for the District of Delaware, the Court recently ruled that the ‘859 Patent owned by the Company is invalid.  The Company’s only significant asset is the ‘859 Patent.  Management disagrees with the Court’s findings and continues to prosecute an appeal of this decision before the United States Court of Appeals for the Federal Circuit.  Pursuant to a reexamination proceeding, the United States Patent and Trademark Office has issued an Final Office Action ruling that all claims of the '859 Patent are invalid.  Management also disagrees with the findings and determination made by the United States Patent and Trademark Office and continues to prosecute an appeal of the determination to the Board of Patent Appeals and Interferences.

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

The Company currently has seven cases pending, and four cases were settled during the 2011 fiscal year in connection with our intellectual property enforcement activities.  The Company believes disclosure of the amounts received in the settlement of those cases would cause competitive harm in the cases that are still pending and, therefore, has omitted such disclosure.

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

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System ("Electronic Bulletin Board") and can be accessed on the Internet at www.otcbb.com under the symbol "CDVT".  The following table sets forth for the periods indicated the high and low bid quotations for Card's common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

	High	Low
Fiscal Year 2011
First Quarter (October – December 2010)	$.10	.06
Second Quarter (January – March 2011)	$.11	.07
Third Quarter (April – June 2011)	$.10	.07
Fourth Quarter (July – September 2011)	$.16	.01

Fiscal Year 2010
First Quarter (October – December 2009)	$.18	.06
Second Quarter (January – March 2010)	$.15	.08
Third Quarter (April – June 2010)	$.14	.05
Fourth Quarter (July – September 2010)	$.10	.05

As of November 18, 2011 there were 1,154 holders of record of our common stock and the closing price on the Electronic Bulletin Board was $0.003.

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

Equity Compensation Plan

We have a 2006 Stock Option Plan (the "Plan") for employees, directors and consultants and reserved 1,000,000 shares for issuance under the Plan.  No shares have been issued under this Plan.

ITEM 6.  SELECTED FINANCIAL DATA.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management's discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

Overview

We own and commercially develop our patented method of processing debit purchase transactions, which include gift cards, phone cards and other stored value cards.  Currently, our business strategy consists exclusively of attempting to enter into license agreements with third parties to license our rights under our '859 Patent and in pursuing patent litigation in an effort to protect our intellectual property and obtain recourse against alleged infringement of our '859 Patent.  Our ability to continue to pursue licensing agreement and patent litigation to protect our intellectual property is subject to our pending appeals regarding the validity of the '859 Patent.  If the pending appeals concerning the '859 Patent result in a favorable determination of validity, we intend to aggressively enforce our rights during the remaining life of the '859 Patent, and to seek royalty payments from all infringing parties until the '859 Patent expires in 2017.

Results of Operations

Fiscal Year Ended September 30, 2011, Compared to Fiscal Year Ended September 30, 2010

Revenues decreased 61.6% to $264,000 for the year ended September 30, 2011 from $687,500 for the year ended September 30, 2010.  The decrease in revenues was due to lower settlement amounts in 2011 compared to 2010.

Operating expenses consist of cost of revenue, general and administrative expenses and sales and marketing costs.

Cost of revenue consists of contingency fees paid to legal counsel of 35% of settlement revenue in certain cases.  Cost of revenue decreased 45.8% to $92,400 for the year ended September 30, 2011 from $170,625 for the year ended September 30, 2010 as a result of decreased revenue and the fact that all of our settlements are not subject to contingency fees.

General and administrative expenses consist of salaries and benefits, legal, professional and consulting fees, corporate costs, facilities cost, insurance, travel and entertainment.  General and administrative costs decreased 3.3% to $1,796,459 for the year ended September 30, 2011 from $1,858,060 for the year ended September 30, 2010.  This decrease was primarily due to a reserve for affiliate receivable in 2010 offset by increased legal fees, additional SEC filing costs and cost of raising capital.

Liquidity and Capital Resources

Our primary sources of liquidity are the sale of our common stock and cash generated from operations.  We sold 4,562,103 shares of stock and issued 728,571 shares for previous subscription agreements for shares of our common stock and received four settlements during the year ended September 30, 2011.
The Company's operating requirements have historically been funded from the sale of our common stock and litigation settlement revenue.  Subject to the pending appeals regarding the '859 Patent discussed above, we expect our future operations will be funded from the litigation revenue settlements as well as revenues from licensing our technology.  In addition, the Company is researching potential business combinations that would utilize our technology or enhance our strategy, although no such target acquisition has been identified.

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

The Company is currently being funded by the sale of its common stock and revenue from litigation settlements.  Subject to the pending appeals regarding the '859 Patent discussed above, the Company anticipates increasing its sources of funds in the future by entering into license agreements with third parties to license the use of its '859 Patent.  However, no such agreements have been entered into at this time, and the Company cannot predict when, if ever, it will enter into such agreements.  Management anticipates that the Company's current funds will be able to sustain the Company through the next three to six months, at which point the Company may be required to seek additional financing through a financial institution or through the sale of equity, debt, or a combination of equity or debt, if the Company has not received additional funding through litigation settlements at that time.  The Company does not have any contractual commitments that would be impacted by a loss of funding at this time.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make estimates and assumptions about the effects of matters that are inherently uncertain.  Those estimates and assumptions are derived and continually evaluated based on historical experience, current facts and circumstances, and changes in the business environment.  However, actual results may sometimes differ materially from estimates under different conditions.  We have summarized our significant accounting policies in Note 3 to our financial statements.  Of the accounting policies, we believe the following may involve a higher degree of judgment and complexity.

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

We have audited the accompanying balance sheets of Card Activation Technologies, Inc. as of September 30, 2011 and 2010, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Card Activation Technologies, Inc. as of September 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California
November 9, 2011

CARD ACTIVATION TECHNOLOGIES INC.

BALANCE SHEET

	September 30,
CURRENT ASSETS	2011	2010
Cash	$49,750	$-
Advances to affiliate	-	695,777
Total current assets	49,750	695,777

TOTAL ASSETS	$49,750	$695,777

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	2,204,355	828,808
Accrued expenses	13,525	14,272
Disputed liabilities	20,000	20,000
Total current liabilities	2,237,880	863,080

TOTAL LIABILITIES	2,237,880	863,080

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized; none issued and outstanding as of September 30, 2011 and 2010, respectively	-
Common stock, $.0001 par value, 300,000,000 shares authorized; 180,072,719 and 174,782,045 shares issued and outstanding as of September 30, 2011 and 2010, respectively	18,008	17,478
Additional paid-in capital	1,095,716	1,509,953
Common stock, subscribed, none and 728,571 shares subscribed as of September 30, 2011 and 2010, respectively	-	35,250
Accumulated deficit	(3,301,854)	(1,729,984)
Total stockholders' equity	(2,188,130)	(167,303)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,750	$695,777

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES INC.

STATEMENTS OF OPERATIONS

	Year Ended September 30,
REVENUE	2011	2010
Litigation revenue	$264,000	$687,500
Total	264,000	687,500

COSTS AND EXPENSES
Cost of Revenue	92,400	170,625
General and administrative	1,796,459	1,858,060
Total operating expenses	1,888,859	2,028,685
OPERATING INCOME (LOSS)	(1,624,859)	(1,341,185)

OTHER (INCOME) AND EXPENSES
Interest income	(54,381)	(92,948)
Interest expense	1,392	1,396
Total other (income) expense	(52,989)	(91,552)

INCOME (LOSS) BEFORE INCOME TAXES	(1,571,870)	(1,249,633)

INCOME TAX (BENEFIT) PROVISION	-	-

NET INCOME (LOSS)	$(1,571,870)	$(1,249,633)

Weighted Average Common Share Outstanding:
Basic and diluted:	177,197,398	174,782,045

Net Income (Loss) Per Share
Basic and diluted:	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

						Common
						Stock
					Additional Paid	Subscribed,
	Common Stock		Preferred Stock		In	Not	Accumulated
	Shares	Amount	Shares	Amount	Capital	issued	Deficit	Total
Balance as of September 30, 2009	174,782,045	$17,478	-	$-	$1,509,953		$(480,351)	$1,047,080

Shares subscribed, not issued to investor at $0.05 per share, 200,000 shares		-	-	-	-	10,000	-	10,000

Shares subscribed, not issued to investor at $0.07 per share, 142,857 shares		-	-	-	-	10,000	-	10,000

Shares subscribed, not issued to investor at $0.035 per share, 285,714 shares		-	-	-	-	10,000	-	10,000

Shares subscribed, not issued to investor at $0.0525 per share, 100,000 shares		-	-	-	-	5,250	-	5,250

Net loss							(1,249,633)	(1,249,633)

Balance as of September 30, 2010	174,782,045	$17,478	-	$-	$1,509,953	$35,250	$(1,729,984)	$(167,303)

Issuance of previously subscribed shares	728,471	74	-	-	56,784	(35,250)	-	21,608

Common stock issued under subscription agreements	4,562,103	456	-	-	244,481	-	-	244,937

Shares received as loan repayment		-	-	-	(695,777)	-	-	(695,777)

Cost of raising capital		-	-	-	(19,725)	-	-	(19,725)

Net loss							(1,571,870)	(1,571,870)

Balance as of September 30, 2011	180,072,719	$18,008	-	$-	$1,095,716	$-	$(3,301,854)	$(2,188,130)

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES INC.

STATEMENT OF CASH FLOWS

	Year Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,571,870)	(1,249,633)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Discount on common stock issued under subscription agreements	82,995	-
Investment distributed for services	-	25,000
Reserve for bad debts	36,843	782,749
Changes in assets and liabilities:
Other assets	-	237,500
Accounts payables	1,375,547	777,286
Accrued expenses and disputed liabilities	(747)	(208,585)
Net cash provided by (used in) operating activities	(77,232)	364,317

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to affiliates	(140,344)	(413,183)
Proceeds from the sale of common stock, net	163,825	-
Cash received from subscription of common stock	-	35,250
Repayment of advances from affiliates	103,501	6,707
Net cash provided by (used in) financing activities	126,982	(371,226)

INCREASE IN CASH	49,750	(6,909)
CASH, BEGINNING OF YEAR	-	6,909
CASH, END OF YEAR	$49,750	-

Supplemental Cash Flow Information:
Issuance of subscribed stock	$35,250	$-
Common stock received as loan repayment	$695,777	$-

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES INC.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 1 – BACKGROUND

Card Activation Technologies, Inc. ("we," "us," "our" or the "Company") was incorporated in the state of Delaware on August 29, 2006. The Company was incorporated in order to own and commercially develop our patented point-of-sale technology for the activation and processing of transactions related to debit styled cards, which include gift cards, phone cards and other stored value cards.  The payment technology is covered by one patent (U.S. Patent No. 6,032,859, entitled "METHOD FOR PROCESSING DEBIT PURCHASE TRANSACTIONS USING A COUNTER-TOP TERMINAL SYSTEM", referred to herein as the "'859 Patent").  We also vigorously defend our '859 Patent and actively litigate infringements related to the unauthorized use of our technology.  The '859 Patent was transferred to us by MedCom USA, Incorporated ("MedCom") upon our formation in exchange for 146,770,504 shares of our common stock.  The '859 Patent covers the technology and process for taking a card with a magnetic strip or other data capture mechanism and activating the card by down loading a determined monetary value onto the card for use at a later date for different types of transactions.

NOTE 2 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  During the year ended September 30, 2011 the Company recognized a net loss of $1,571,870.  However, the Company incurred an accumulated net loss from period August 29, 2006 (Inception) through September 30, 2011 of $3,301,854.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2011, cash and cash equivalents include cash on hand and cash in the bank.

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

The Company adopted the provisions of ASC Topic 740; "Accounting for Uncertainty in Income Taxes-An Interpretation of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments.  At September 30, 2011, the Company did not record any liabilities for uncertain tax positions.

Earnings per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of September 30, 2011, there were no potential dilutive instruments that could result in share dilution.

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

The Company adopted ASC Topic 820, Fair Value Measurements ("ASC Topic 820"), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements.  The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based measurements.

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

Share-Based Compensation

The Company applies Topic 718 "Share-Based Payments" (Topic 718") to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option pricing model is used to estimate the fair value of options granted.

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $3,300,376 which expire in various years through 2029, subject to limitations of Section 382 of the Internal Revenue Code, as amended.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The provision (benefit) for income taxes from continued operations for the years ended September 30, 2011 and 2010 consist of the following:

September 30,
	2011	2010
Current:
Federal	$–	$–
State	–	–

Deferred:
Federal	$–	$–
State	$–	$–
	–	–
Change in valuation allowance	–	–

(Benefit) provision for income taxes	$–	$–

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	September 30,
	2011	2010
Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	4.8%	4.8%
Change in valuation allowance	(38.8%)	(38.8%)

Effective tax rate	0.0%	0.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30,
	2011	2010

Net operating loss carry forward	1,281,140	670,971
Valuation allowance	(1,281,140)	(670,971)

Deferred income tax asset	$–	$–

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company also has a contingency agreement with its attorneys that represent the Company in the patent litigation.  The attorneys are paid thirty five percent of any settlement entered into by the Company, other cases are handled on an hourly fee basis.

The Company was a party to litigation in federal court involving certain related parties, which was recently dismissed.  The Company was a plaintiff, along with MedCom, in a lawsuit against prior management, Michael Malet and Annette Malet, and William P. Williams, Eva S. Williams and certain of their affiliated entities, Wilcom, Inc., a Texas Corporation, WPW Aircraft LLC, an Arizona Limited Liability Corporation and American Nortel Communications, Inc., a Nevada Corporation, which was filed in February 2009 in the United States District Court in the District of Arizona (Case No. 2:09-cv-00298).  The Company alleged nine causes of action including, among other things, securities fraud, racketeering, and other state law causes of actions, which related to alleged acts arising out of certain of the defendants' prior service as management of the Company and MedCom.  The Company and MedCom were seeking certain compensatory damages, punitive damages, treble damages, injunctive relief and disgorgement of personal profits and compensation realized by the defendants and reasonable attorneys' fees, costs and expenses associated with the lawsuit.  In August 2009, the parties filed a stipulation for dismissal without prejudice, which was approved by the court pursuant to an order issued on August 25, 2009.  The parties intend to seek to resolve the claims outside the context of a court proceeding to mitigate expenses.  To this end, the parties have entered in tolling agreements preserving claims against statutes of limitations and other applicable time-based defenses.  If the parties can't reach a resolution, the Company and MedCom may seek to reinstate the litigation.  The Company is uncertain of the legal costs associated with this suit or its ultimate outcome.

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

As of September 30, 2011 and 2010 the Company had a receivable from affiliate advances in the amount of $0 and $695,777, respectively.

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

NOTE 9 – EQUITY

During the year ended September 30, 2011 the company entered into subscription agreements whereby it sold 4,562,102 shares of common stock to third parties.  The shares were valued at their closing prices on the date of the agreements for a total value of $244,937.

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

NOTE 10 – LITIGATION

In an action pending in the United States District Court for the District of Delaware, the Court recently ruled that the ‘859 Patent owned by the Company is invalid.  Card’s only significant asset is the ‘859 Patent.  Management disagrees with the Court’s findings and continues to prosecute an appeal of this decision before the United States Court of Appeals for the Federal Circuit.  Pursuant to a reexamination proceeding, the United States Patent and Trademark Office has issued an Final Office Action ruling that all claims of the '859 Patent are invalid.  Management also disagrees with the findings and determination made by the United States Patent and Trademark Office and continues to prosecute an appeal of the determination to the Board of Patent Appeals and Interferences.

NOTE 11 – SUBSEQUENT EVENTS

None.

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

Management's Report on Internal Control over Financial Reporting

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

Our principal executive officer conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2011. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework.  Based on this assessment, our principal executive officer has concluded that our internal control over financial reporting as of September 30, 2011 was not effective at the reasonable assurance level due to factors related to the Company's financial reporting processes.

The Company is in the process of evaluating its internal control over financial reporting in an effort to develop remedial measures to correct the deficiencies.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the year September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Director and Executive Officer

Set forth below is information regarding the Company's current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title
Robert H. Kite	57	Sole Director (Chairman), President and Chief Executive Officer

Robert H. Kite joined the Company's Board of Directors in September 2008.  He has been Chairman of the Board of Directors since April 2009, and President and Chief Executive Officer of the Company since April 2009.  Since 1981, Mr. Kite has been President and COO of Kite Family Co., Inc. and the Managing General Partner of KFT LLLP, a family owned company whose assets and operations include but are not limited to, commercial and industrial buildings, land holdings, stock, bonds, commodities, MRI clinics, and hotel and retail development.  Mr. Kite is a director with five publicly traded companies, two privately held companies, and two charitable organizations.  Public companies include: MedCom USA Incorporated (MedCom), a medical software provider and Company affiliate, Ants Software Inc. (Ants), a software company based in Burlingame, California, National Energy Group (NEG), an oil and gas company based in Dallas Texas, Petrol Oil & Gas (POIG), an oil and gas exploration and development company based in Overland Park, Kansas, and Jardinier, developer of highly efficient irrigation systems, based in Santa Ana, California.  He also serves on the boards of E2020, an internet education company, and Financialz, an accounting software company.  Mr. Kite's public service work includes board membership with Child Help USA and the FBI Citizen's Academy.

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

To our knowledge, based solely on a review of Forms 3, 4, 5 and amendments thereto furnished to us and written representations that no other reports were required, during and for the fiscal year ended September 30, 2011, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% beneficial owners were complied with, in a timely manner.

Code of Ethics

Given our limited operations and resources, and the limited size of our management team, our Company has not adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Audit Committee Financial Expert

Given our limited operations and resources, and the limited size of our management team, our Company's board of directors does not have an audit committee. In addition, our Company's board of directors has determined that the Company does not have an audit committee financial expert serving on the board. When the Company develops its operations, it will create an audit committee and will seek an audit committee financial expert for its board and audit committee.

ITEM 11.  EXECUTIVE COMPENSATION.

It is anticipated that once the Company begins to generate revenues, the Company's officers, will begin receiving compensation from the Company, but the amount has yet to be determined. In addition, it is anticipated that the Company will provide the officers with normal and customary benefits, including health, vacation, expense reimbursement, and retirement plan contributions.

There is currently no arrangement with any officer to provide compensation for their executive services to the Company.

Summary Compensation Table

The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and to all other executive officers for services rendered for the last two completed fiscal years.

Name and Principal Position (1)	Year	Salary	Bonus	All Other Compensation		Total
Robert H. Kite	2011	$–	$–		$–	$	-(2)
Chairman, President and Chief Executive Officer	2010	–	–	25,000	(3)		25,000

(1) Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables required by applicable SEC regulations have been omitted, if there was no compensation awarded to, or earned by or paid to the named executive officers by us.

(2) Mr. Kite received no form of compensation for his services to the Company in 2011.

(3) The Company transferred investments held by the Company worth $25,000 to Robert Kite as compensation for Mr. Kite's services to the Company as Chairman, President and Chief Executive Officer of the Company for the fiscal year ended September 30, 2010.  Mr. Kite received no other form of compensation for his services to the Company in 2010.  Mr. Kite reviewed his responsibilities and performance, and the Company's Board of Directors approved the compensation payment to Mr. Kite.

Non-Employee Director Compensation

The Company has no formal plan for director compensation, but anticipates that it will reimburse the reasonable and customary expenses of any future non-employee directors associated with their service on the board, including travel expenses and standard fees for attending board meetings. In addition, the Company has established the 2006 Stock Option Plan (the "Plan") for employees, directors and consultants and reserved 1,000,000 shares for issuance under the Plan. At the date hereof, no options have been issued under this Plan.

Compensation of Directors

Mr. Kite is the sole director of the Company and is not being compensated for those services.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists stock ownership of our Common Stock as of November 18, 2011. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each director and executive officer and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.  As of November 18, 2011, there were 180,072,719 shares of our Common Stock outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common Stock	Robert H. Kite 7038 E Fifth Avenue Scottsdale, AZ 85251	1,832,910	1.0%

Common Stock	All Officers and Directors As a Group	1,832,910	1.0%

Common Stock	American Nortel Communications, Inc. (2) 7975 N. Hayden Rd., Suite D333 Scottsdale, AZ 85258	19,976,210	11.1%

Common Stock	MedCom USA, Incorporated 7038 E Fifth Avenue Scottsdale, AZ 85251	38,979,456	21.6%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2) American Nortel Communications, Inc. is controlled by William P. Williams, our former Chief Executive Officer.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has adopted an employee stock option plan, which acts as an incentive stock option plan, under which the Company's officers, directors, consultants, and employees will be eligible to receive, in relevant part, either securities or stock options exercisable for the Company's securities at exercise prices that may be equal to or lower than the offering price. The Company has reserved 1,000,000 shares of Common Stock for issuance under this plan. No options have been issued under this plan.

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

As of September 30, 2011 and 2010 the Company had a receivable from affiliate advances in the amount of $0 and $695,777, respectively.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the approximate aggregate fees incurred by our principal accountants for 2011 and 2010 services:

	2011	2010
Audit fees	$38,482	$30,250
Audit-related fees	-	-
All Other fees	-	-
Tax	3,700	-
Total Fees	$42,182	$30,250

Tarvaran, Askelson and Company, LLP, did not provide any services related to financial information systems design and implementation during 2011 or 2010.

It is the policy of the Company's Board of Directors to pre-approve all engagements and fees of the independent public accountant and during 2011 and 2010 all such engagements and fees were pre-approved.

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

CARD ACTIVATION TECHNOLOGIES INC.

Dated: December 2, 2011	By	/s/ Robert Kite
Robert Kite
Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CARD ACTIVATION TECHNOLOGIES INC.

Dated: December 2, 2011	By	/s/ Robert Kite
Robert Kite
Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Index to Exhibits

Exhibit	Description
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

31.1	Certification of Principal Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act is attached hereto as Exhibit 31.1.

31.2	Certification of Principal Executive and Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act is attached hereto as Exhibit 31.2.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Management contracts or compensatory plan or arrangement