Form 10-Q
period 2011-12-31
Card Activation Technologies Inc
filed 2012-02-10
CIK 1384522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-52556

Card Activation Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-5769015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1930 Village Center Cirle #3-722
Las Vegas, Nevada	60604-3749
(Address of principal executive offices)	(Zip Code)

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

As of February 10, 2011, the issuer had 180,072,719 shares of common stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CARD ACTIVATION TECHNOLOGIES, INC.
UNAUDITED CONDENSED BALANCE SHEETS

	December 31, 2011	September 30, 2011
CURRENT ASSETS
Cash	$10,516	$49,750
Advances to affiliate	-	-
Total current assets	10,516	49,750

TOTAL ASSETS	$10,516	$49,750

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	2,232,821	2,204,355
Accrued expenses	13,903	13,525
Note payable	15,000	-
Disputed liabilities	20,000	20,000
Total current liabilities	2,281,724	2,237,880

TOTAL LIABILITIES	2,281,724	2,237,880

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized;none issued and outstanding as of December 31, 2011and September 30, 2011, respectively	-	-
Common stock, $.0001 par value, 300,000,000 shares authorized;180,072,719 and 174,782,045 shares issued and outstanding as of December 31, 2011 and September 30, 2011 respectively	18,008	18,008
Additional paid-in capital	1,095,716	1,095,716
Accumulated deficit	(3,384,932)	(3,301,854)
Total stockholders' equity	(2,271,208)	(2,188,130)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,516	$49,750

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2011	2010

REVENUE
Litigation revenue	$-	$164,000
Total	-	164,000

COSTS AND EXPENSES
Cost of Revenue	-	57,400
General and administrative	97,162	424,911
Total operating expenses	97,162	482,311
OPERATING INCOME (LOSS)	(97,162)	(318,311)

OTHER (INCOME) AND EXPENSES
Interest income	(14,461)	(13,532)
Interest expense	377	345
Total other (income) expense	(14,084)	(13,187)

INCOME (LOSS) BEFORE INCOME TAXES	(83,078)	(305,124)

INCOME TAX (BENEFIT) PROVISION	-	-

NET INCOME (LOSS)	$(83,078)	$(305,124)

Weighted Average Common Share Outstanding:
Basic and diluted:	180,072,719	176,730,616

Net Income (Loss) Per Share
Basic and diluted:	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(83,078)	$(305,124)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Discount on common stock issued under subscription agreements	-	34,358
Reserve for bad debts	14,461	13,510
Changes in assets and liabilities:
Other assets	-	(6,775)
Accounts payables	28,466	274,568
Accrued expenses and disputed liabilities	378	(1,794)
Net cash provided by (used in) operating activities	(39,773)	8,743

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to affiliates	(14,461)	(15,995)
Proceeds from note payable	15,000	-
Proceeds from the sale of common stock, net	-	64,050
Net cash provided by (used in) financing activities	539	48,055

INCREASE IN CASH	(39,234)	56,798
CASH, BEGINNING OF YEAR	49,750	-
CASH, END OF YEAR	$10,516	$56,798

Supplemental Cash Flow Information:
Issuance of subscribed stock	$-	$35,250

Common stock received as loan repayment	$-	$695,777

The accompanying notes are an integral part of these financial statements

CARD ACTIVATION TECHNOLOGIES INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Background

Card Activation Technologies Inc. ("we," "us," "our" or the "Company") was incorporated in the state of Delaware on August 29, 2006. The Company was formed to own and commercially develop our patented point-of-sale technology for the activation and processing of transactions related to debit-styled cards, which include gift cards, phone cards and other stored value cards.  The payment technology is covered by one patent (U.S. Patent No. 6.032,859, entitled ‘METHOD FOR PROCESSING DEBIT PURCHASE TRANSACTIONS USING A COUNTER-TOP TERMINAL SYSTEM’, referred to herein as the “’859 Patent”).  The ‘859 Patent covers the technology and process for taking a card with a magnetic strip or other data capture mechanism and activating the card by down loading a determined monetary value onto the card for use at a later date for different types of transactions.

Currently, our business strategy consists exclusively of attempting to enter into license agreements with third parties to license our rights under our ‘859 Patent and in pursuing patent litigation in an effort to protect our intellectual property and obtain recourse against alleged infringement of our ‘859 Patent.  Our ability to continue to pursue licensing agreements and patent litigation to protect our intellectual property is subject to our pending appeals regarding the validity of the '859 Patent, our principal asset, as discussed below.  The ‘859 Patent was transferred to us by MedCom USA, Incorporated (“MedCom’) upon our formation in exchange for 146,770,504 shares of our common stock.

Note 2. Basis of Presentation

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") which contemplate continuation of the Company as a going concern.   During the three months ended December 31, 2011, the Company recognized a net loss of $83,078.  The Company has incurred an accumulated net loss from the period August 29, 2006 (inception) through December 31, 2011 of $3,384,932.  Further, the Company has inadequate working capital to maintain or develop its operations and is dependent upon funds from private investors and the support of certain stockholders.

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

The accompanying condensed financial statements included herein have been prepared by us, without audit, in accordance with the accounting policies described in our audited financial statements and notes thereto for the fiscal year ended September 30, 2011, as presented in our annual report on Form 10-K, and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.  In the opinion of our management, the accompanying condensed financial statements include all adjustments (consisting only of those of a normal recurring nature), which are necessary for a fair presentation of the results for the interim periods presented.  Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.

These condensed financial statements should be read in conjunction with the notes to the audited financial statements presented in our annual report on Form 10-K for the year ended September 30, 2011, filed with the SEC.  Our reports are available electronically by visiting the SEC website at http://www.sec.gov.

Recent Accounting Guidance

           None.

Note 3. Related Party Transactions

As of December 31, 2011, the Company was managed by its sole officer and director, Robert Kite.  Mr. Kite serves as sole director and Chairman of the Company's Board of Directors and acts as the Company's principal executive and principal financial officer.  Mr. Kite also serves as chairman of the board of directors, president and chief executive officer of MedCom, a related party, and owns shares of common stock of both MedCom and the Company.  MedCom is also a significant shareholder of the Company.

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

The Company advances funds to MedCom at a 7% interest rate per annum.  As of December 31, 2011 and September 30, 2011 the Company had receivables from affiliate advances of zero.

Note 4.  Disputed Liabilities

The Company allegedly is party to a note payable with a principle amount of $20,000 at a 7% interest rate with no due date.  The Company is disputing this obligation as management believes that the party entering into the note on behalf of the Company did not have the authority to do so.

Note 5.  Note Payable

On December 27, 2011, the Company entered into a note payable in the amount of $15,000 due December 26, 2012, bearing interest at 20%.  The holder has an option to convert the note to common stock at $0.005 per share during the term of the note.  The Company has the right to purchase the note, including interest and conversion rights for $37,500 during the term of the note.

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

Overview

We own and commercially develop our patented method of processing debit purchase transactions, which include gift cards, phone cards and other stored value cards.  Currently, our business strategy consists exclusively of attempting to enter into license agreements with third parties to license our rights under our ‘859 Patent and in pursuing patent litigation in an effort to protect our intellectual property and obtain recourse against alleged infringement of our ‘859 Patent.  Our ability to continue to pursue licensing agreements and patent litigation to protect our intellectual property is subject to our pending appeals regarding the validity of the ‘859 Patent.  If the pending appeals concerning the ‘859 Patent result in a favorable determination of validity, we intend to aggressively enforce our rights during the remaining life of the ‘859 patent, and to seek royalty payments from all infringing parties until the ‘859 Patent expires in 2017.

Results of Operations

Three Months Ended December 31, 2011, Compared to Three Months Ended December 31, 2010

Revenues decreased to zero for the three months ended December 31, 2011, compared to $164,000 for the three months ended December 31, 2010.  The decrease in revenues was due to no settlements for the three months ended December 31, 2011 compared to three for the three months ended December 31, 2010.

Operating expenses consist of cost of revenue, general and administrative expenses and sales and marketing costs.

Cost of revenue consists of contingency fees paid to legal counsel equal to 35% of settlement revenue.  Certain of our settlements are not subject to contingency fees.  Cost of revenue decreased to zero for the three months ended December 31, 2011 from $57,400 for the three months ended December 31, 2010 as a result of no settlements for the three months ended December 31, 2011 compared to three for the comparable period in 2010.

General and administrative expenses consist of salaries and benefits, legal, professional and consulting fees, corporate costs, facilities costs, insurance, travel and entertainment.  General and administrative costs decreased 77.1% to $97,162 for the three months ended December 31, 2011 from $424,911 for the three months ended December 31, 2010.  This increase was primarily due to decreased legal fees.

Liquidity and Capital Resources

Our primary sources of liquidity are the sale of our common stock, cash borrowings and cash generated from operations.  We borrowed $15,000 with a 12 month term and interest rate of 20% during the three months ended December 31, 2011.

The Company’s operating requirements have historically been funded from the sale of our common stock and litigation settlement revenue.  Subject to the pending appeals regarding the ‘859 Patent discussed above, we expect our future operations will be funded from the litigation revenue settlements as well as revenues from licensing our technology.  In addition the Company is researching potential business combinations that would utilize our technology or enhance our strategy, although no such target acquisition has been identified.

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

The Company is currently being funded by the sale of its common stock and revenue from litigation settlements.  Subject to the pending appeals regarding the ‘859 Patent discussed above, the Company anticipates increasing its sources of funds in the future by entering into license agreements with third parties to license the use of its ‘859 patent.  However, no such agreements have been entered into at this time, and the Company cannot predict when, if ever, it will enter into such agreements.  Management anticipates that the Company’s current funds will be able to sustain the Company through the next three to six months, at which point the Company may be required to seek additional financing through a financial institution or through the sale of equity, debt, or a combination of equity and debt, if the Company has not received additional funding through litigation settlements at that time.  The Company does not have any contractual commitments that would be impacted by a loss of funding at this time.

From time to time the Company advances funds to MedCom.  As of December 31, 2011 there were no outstanding amounts due from related parties.

Recently Issued Accounting Guidance

None.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended December 31, 2011) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Card Activation Technologies Inc.

Dated: February 10, 2011	By:	/s/ Robert Kite
Robert Kite
Chairman, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)