Form 10-Q
period 2012-03-31
Card Activation Technologies Inc
filed 2012-05-10
CIK 1384522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-52556

Card Activation Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-5769015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1930 Village Center Circle #3-722 Las Vegas, Nevada	60604-3749
(Address of principal executive offices)	(Zip Code)

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

As of May 1, 2012, the issuer had 183,730,613 shares of common stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CARD ACTIVATION TECHNOLOGIES, INC.
UNAUDITED CONDENSED BALANCE SHEETS

	March 31,	September 30,
	2012	2011
CURRENT ASSETS
Cash	$4,186	$49,750
Advances to affiliate	-	-
Total current assets	4,186	49,750

TOTAL ASSETS	$4,186	$49,750

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	2,244,712	2,204,355
Accrued expenses	14,991	13,525
Note payable	15,000	-
Disputed liabilities	20,000	20,000
Total current liabilities	2,294,703	2,237,880

TOTAL LIABILITIES	2,294,703	2,237,880

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized; none issued and outstanding as of March 31, 2012 and September 30, 2011, respectively
Common stock, $.0001 par value, 300,000,000 shares authorized; 183,730,613 and 174,782,045 shares issued and outstanding as of March 31, 2012 and September 30, 2011 respectively	18,374	18,008
Additional paid-in capital	1,152,507	1,095,716
Accumulated deficit	(3,461,398)	(3,301,854)
Total stockholders' equity	(2,290,517)	(2,188,130)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,186	$49,750

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
REVENUE
Litigation revenue	$-	$100,000	$-	$264,000
Total	-	100,000	-	264,000

COSTS AND EXPENSES
Cost of Revenue	-	35,000	-	92,400
General and administrative	89,797	368,011	186,959	792,922
Total operating expenses	89,797	403,011	186,959	885,322
OPERATING INCOME (LOSS)	(89,797)	(303,011)	(186,959)	(621,322)

OTHER (INCOME) AND EXPENSES
Interest income	(14,420)	(13,375)	(28,881)	(26,907)
Interest expense	1,089	345	1,466	690
Total other (income) expense	(13,331)	(13,030)	(27,415)	(26,217)

INCOME (LOSS) BEFORE INCOME TAXES	(76,466)	(289,981)	(159,544)	(595,105)

INCOME TAX (BENEFIT) PROVISION	-	-	-	-

NET INCOME (LOSS)	$(76,466)	$(289,981)	$(159,544)	$(595,105)

Weighted Average Common Share Outstanding:
Basic and diluted:	180,836,455	176,730,616	180,452,500	176,097,209

Net Income (Loss) Per Share
Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

CARD ACTIVATION TECHNOLOGIES, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(159,544)	$(595,105)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Discount on common stock issued under subscription agreements	25,882	34,358
Reserve for bad debts	30,277	(38,130)
Changes in assets and liabilities:
Other assets	-	(106,775)
Accounts payables	40,357	677,867
Accrued expenses and disputed liabilities	1,466	(1,448)
Net cash provided by (used in) operating activities	(61,562)	(29,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to affiliates	(30,277)	(39,370)
Proceeds from note payable	15,000	-
Proceeds from the sale of common stock, net	31,275	64,050
Cash received from subscription of common stock		25,000
Advances from affiliates		77,500
Net cash provided by (used in) financing activities	15,998	127,180

INCREASE IN CASH	(45,564)	97,947
CASH, BEGINNING OF YEAR	49,750	-
CASH, END OF YEAR	$4,186	$97,947

Supplemental Cash Flow Information:
Issuance of subscribed stock	$-	$35,250

Common stock received as loan repayment	$-	$695,777

The accompanying notes are an integral part of these financial statements

CARD ACTIVATION TECHNOLOGIES INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Background

Card Activation Technologies Inc. (“we,” “us,” “our” or the “Company”) was incorporated in the state of Delaware on August 29, 2006. The Company was formed to own and commercially develop our patented point-of-sale technology for the activation and processing of transactions related to debit-styled cards, which include gift cards, phone cards and other stored value cards.  The payment technology is covered by one patent (U.S. Patent No. 6.032,859, entitled ‘METHOD FOR PROCESSING DEBIT PURCHASE TRANSACTIONS USING A COUNTER-TOP TERMINAL SYSTEM’, referred to herein as the “‘859 Patent”).  The ‘859 Patent covers the technology and process for taking a card with a magnetic strip or other data capture mechanism and activating the card by down loading a determined monetary value onto the card for use at a later date for different types of transactions.

Currently, our business strategy consists exclusively of attempting to enter into license agreements with third parties to license our rights under our ‘859 Patent and in pursuing patent litigation in an effort to protect our intellectual property and obtain recourse against alleged infringement of our ‘859 Patent.  Our ability to continue to pursue licensing agreements and patent litigation to protect our intellectual property is subject to our pending appeals regarding the validity of the ‘859 Patent, our principal asset, as discussed below.  The ‘859 Patent was transferred to us by MedCom USA, Incorporated (“MedCom”) upon our formation in exchange for 146,770,504 shares of our common stock.

Note 2. Basis of Presentation

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which contemplate continuation of the Company as a going concern.   During the three months ended March 31, 2012, the Company recognized a net loss of $76,466.  The Company has incurred an accumulated net loss from the period August 29, 2006 (inception) through March 31, 2012 of $3,461,398.  Further, the Company has inadequate working capital to maintain or develop its operations and is dependent upon funds from private investors and the support of certain stockholders.

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

Recent Accounting Guidance

None.

Note 3. Related Party Transactions

As of March 31, 2012, the Company was managed by its sole officer and director, Robert Kite.  Mr. Kite serves as sole director and Chairman of the Company’s Board of Directors and acts as the Company’s principal executive and principal financial officer.  Mr. Kite also serves as chairman of the board of directors, president and chief executive officer of MedCom, a related party, and owns shares of common stock of both MedCom and the Company.  MedCom is also a significant shareholder of the Company.

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

The Company advances funds to MedCom at a 7% interest rate per annum.  As of March 31, 2012 and September 30, 2011 the Company had receivables from affiliate advances of zero.

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

Note 6.  Equity

The Company periodically issues shares of its common stock to investors in connection with private placement transactions.  Absent an arm’s length transaction with an independent third-party, the value of any such issued shares is based on the trading value of the stock at the date of issuance.  The Company expenses the difference between the sales price and the fair value of all such issuances in the period incurred.  During the three and six months ended June 30, 2012, the Company issued zero and 3,657,894 common shares for a cash value of zero and $34,750, respectively.  During the three and six months ended March 31, 2012, the Company recognized an expense related to the trading value of the stock issued in excess of amounts received in the amount of zero and $25,882.

Note 7.  Commitments and Contingencies

The Company enters into contingency agreements with law firms that represent the Company in certain of its patent litigations.  Under these agreements, the Company typically pays a law firm 35% of the settlement amounts received by the Company and amounts based on future patent litigation successes.  Other cases are handled on an hourly fee basis.

Note 8.  Litigation

In an action pending in the United States District Court for the District of Delaware, the Court recently ruled that the ‘859 Patent owned by the Company is invalid.  The Company’s only significant asset is the ‘859 Patent.  Management disagrees with the Court’s findings and continues to prosecute an appeal of this decision before the United States Court of Appeals for the Federal Circuit.  Pursuant to a reexamination proceeding, the United States Patent and Trademark Office has issued an Final Office Action ruling that all claims of the ‘859 Patent are invalid.  Management also disagrees with the findings and determination made by the United States Patent and Trademark Office and continues to prosecute an appeal of the determination to the Board of Patent Appeals and Interferences.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the exception of historical facts, the matters discussed in this quarterly report on Form 10-Q are forward-looking statements.  Forward-looking statements may relate to, among other things, future actions, future performance generally, business development activities, future capital expenditures, strategies, the outcome of contingencies such as legal proceedings, future financial results, financing sources and availability and the effects of regulation and competition.  When we use the words “believe,” “intend,” “expect,” “may,” “will,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements.  When we describe strategy that involves risks or uncertainties, we are making forward-looking statements.

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

The following discussion contains management’s discussion and analysis of financial condition and results of operations.  Management’s discussion and analysis should be read in conjunction with “Item 1.  Financial Statements” of this quarterly report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our annual report on Form 10-K for the fiscal year ended September 30, 2011.

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

Results of Operations

Three Months Ended March 31, 2012, Compared to Three Months Ended March 31, 2011

Revenues decreased to zero for the three months ended March 31, 2012, compared to $100,000 for the three months ended March 31, 2011.  The decrease in revenues was due to no settlements for the three months ended March 31, 2012 compared to one for the three months ended March 31, 2011.

Operating expenses consist of cost of revenue, general and administrative expenses and sales and marketing costs.

Cost of revenue consists of contingency fees paid to legal counsel equal to 35% of settlement revenue.  Certain of our settlements are not subject to contingency fees.  Cost of revenue decreased to zero for the three months ended March 31, 2012 from $35,000 for the three months ended March 31, 2011 as a result of no settlements for the three months ended March 31, 2012 compared to one for the comparable period in 2011.

General and administrative expenses consist of salaries and benefits, legal, professional and consulting fees, corporate costs, facilities costs, insurance, travel and entertainment.  General and administrative costs decreased 75.6% to $89,797 for the three months ended March 31, 2012 from $368,011 for the three months ended March 31, 2011.  This increase was primarily due to decreased legal fees.

Six Months Ended March 31, 2012, Compared to Six Months Ended March 31, 2011

Revenues decreased to zero for the six months ended March 31, 2012, compared to $264,000 for the six months ended March 31, 2011.  The decrease in revenues was due to no settlements for the six months ended March 31, 2012 compared to four for the six months ended March 31, 2011.

Operating expenses consist of cost of revenue, general and administrative expenses and sales and marketing costs.

Cost of revenue consists of contingency fees paid to legal counsel equal to 35% of settlement revenue.  Certain of our settlements are not subject to contingency fees.  Cost of revenue decreased to zero for the six months ended March 31, 2012 from $92,400 for the six months ended March 31, 2011 as a result of no settlements for the six months ended March 31, 2012 compared to four for the comparable period in 2011.

General and administrative expenses consist of salaries and benefits, legal, professional and consulting fees, corporate costs, facilities costs, insurance, travel and entertainment.  General and administrative costs decreased 76.4% to $186,959 for the six months ended March 31, 2012 from $792,922 for the six months ended March 31, 2011.  This increase was primarily due to decreased legal fees.

Liquidity and Capital Resources

Our primary sources of liquidity are the sale of our common stock, cash borrowings and cash generated from operations.  We borrowed $15,000 with a 12 month term and interest rate of 20% and received sales proceeds of $34,750 from the sale of 3,657,894 shares of our common stock during the six months ended March 31, 2012.

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

From time to time the Company advances funds to MedCom.  As of March 31, 2012 there were no outstanding amounts due from related parties.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer, who also serves as our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer has concluded that our disclosure controls and procedures are not effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We are in the process of evaluating our disclosure controls and procedures in an effort to develop remedial measures to correct the deficiencies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2012) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In an action pending in the United States District Court for the District of Delaware, the Court recently ruled that the ‘859 Patent owned by the Company is invalid.  The Company’s only significant asset is the ‘859 Patent.  Management disagrees with the Court’s findings and continues to prosecute an appeal of this decision before the United States Court of Appeals for the Federal Circuit.  Pursuant to a reexamination proceeding, the United States Patent and Trademark Office has issued an Final Office Action ruling that all claims of the ‘859 Patent are invalid.  Management also disagrees with the findings and determination made by the United States Patent and Trademark Office and continues to prosecute an appeal of the determination to the Board of Patent Appeals and Interferences.

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

Information regarding the Company’s legal proceedings outside the ordinary course of business is disclosed under Notes 4 and 7 to the Company’s Condensed Financial Statements (unaudited) of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2012, the Company continued its private offering (the “Private Offering”) of shares of common stock (the “Common Stock”) of the Company.  To date, the Company has sold a total of 8,948,568 shares of Common Stock through the Private Offering for an aggregate price of $253,550.  Total commissions paid to date with respect to the sale of the Common Stock are $23,200.  The Private Offering is being conducted pursuant to an exemption from registration under Regulation D of the Securities Act of 1933, as amended.  The Company believes it falls within this exemption because (i) it has not sold and does not intend to sell Common Stock in the Private Offering to more than 35 purchasers (calculated pursuant to Rule 501(e)); and (ii) each purchaser of the Common Stock pursuant to the Private Offering is either an accredited investor or, if not an accredited investor, the Company reasonably believes that the purchaser, either alone or with his purchaser representative(s), has such knowledge and experience in financial and business matters that the purchaser is capable of evaluating the merits and risks of the prospective investment.

ITEM 6.  EXHIBITS

31.1	Certification of Principal Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive and Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

SCH.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Card Activation Technologies Inc.

Dated: May 10, 2012	By:	/s/ Robert Kite
Robert Kite
Chairman, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)