Form 10-Q
period 2012-06-30
Card Activation Technologies Inc
filed 2012-08-06
CIK 1384522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non–Accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐    No ☒

As of July 31, 2012, the issuer had 186,244,518 shares of common stock, $0.0001 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARD ACTIVATION TECHNOLOGIES, INC.
UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2012	2011
CURRENT ASSETS
Cash	$16,171	$49,750
Advances to affiliate	-	-
Total current assets	16,171	49,750

TOTAL ASSETS	$16,171	$49,750

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	2,248,726	2,204,355
Accrued expenses	16,101	13,525
Note payable	45,000	-
Disputed liabilities	20,000	20,000
Total current liabilities	2,329,827	2,237,880

TOTAL LIABILITIES	2,329,827	2,237,880

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized;none issued and outstanding as of June 30, 2012 and September 30, 2011, respectively	-	-
Common stock, $.0001 par value, 300,000,000 shares authorized;186,244,518 and 174,782,045 shares issued and outstanding as of June 30, 2012 and September 30, 2011 respectively	18,625	18,008
Additional paid-in capital	1,189,964	1,095,716
Accumulated deficit	(3,522,245)	(3,301,854)
Total stockholders' equity	(2,313,656)	(2,188,130)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,171	$49,750

The accompanying notes are an integral part of these condensed financial statements.

CARD ACTIVATION TECHNOLOGIES, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

REVENUE
Litigation revenue	$-	$-	$-	$264,000
Total	-	-	-	264,000

COSTS AND EXPENSES
Cost of Revenue	-	-	-	92,400
General and administrative	74,490	832,313	261,449	1,625,235
Total operating expenses	74,490	832,313	261,449	1,717,635
OPERATING INCOME (LOSS)	(74,490)	(832,313)	(261,449)	(1,453,635)

OTHER (INCOME) AND EXPENSES
Interest income	(14,752)	(13,298)	(43,633)	(40,205)
Interest expense	1,109	349	2,575	1,039
Total other (income) expense	(13,643)	(12,949)	(41,058)	(39,166)

INCOME (LOSS) BEFORE INCOME TAXES	(60,847)	(819,364)	(220,391)	(1,414,469)

INCOME TAX (BENEFIT) PROVISION	-	-	-	-

NET INCOME (LOSS)	$(60,847)	$(819,364)	$(220,391)	$(1,414,469)

Weighted Average Common Share Outstanding:
Basic and diluted:	183,813,489	177,755,897	183,758,138	176,650,105

Net Income (Loss) Per Share
Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

CARD ACTIVATION TECHNOLOGIES, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(220,391)	$(1,414,469)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Discount on common stock issued under subscription agreements	40,965	82,994
Reserve for bad debts	18,633	15,168
Changes in assets and liabilities:

Accounts payables	44,371	1,254,711
Accrued expenses and disputed liabilities	2,576	(1,099)
Net cash provided by (used in) operating activities	(113,846)	(62,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to affiliates	(18,633)	(118,669)
Proceeds from note payable	45,000	-
Proceeds from the sale of common stock, net	53,900	141,325
Cash received from subscription of common stock	-	9,000
Advances from affiliates	-	103,501
Net cash provided by (used in) financing activities	80,267	135,157

INCREASE IN CASH	(33,579)	72,462
CASH, BEGINNING OF PERIOD	49,750	-
CASH, END OF PERIOD	$16,171	$72,462
Supplemental Cash Flow Information:
Issuance of subscribed stock	$-	$35,250

Common stock received as loan repayment	$-	$695,777

The accompanying notes are an integral part of these condensed financial statements

CARD ACTIVATION TECHNOLOGIES INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Background

Card Activation Technologies Inc. (“we,” “us,” “our” or the “Company”) was incorporated in the state of Delaware on August 29, 2006. The Company was formed to own and commercially develop our patented point-of-sale technology for the activation and processing of transactions related to debit-styled cards, which include gift cards, phone cards and other stored value cards.  The payment technology is covered by one patent (U.S. Patent No. 6,032,859, entitled ‘METHOD FOR PROCESSING DEBIT PURCHASE TRANSACTIONS USING A COUNTER-TOP TERMINAL SYSTEM’, referred to herein as the “‘859 Patent”).  The ‘859 Patent covers the technology and process for taking a card with a magnetic strip or other data capture mechanism and activating the card by down loading a determined monetary value onto the card for use at a later date for different types of transactions.

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

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which contemplate continuation of the Company as a going concern.   During the three months ended June 30, 2012, the Company recognized a net loss of $60,847.  The Company has incurred an accumulated net loss from the period August 29, 2006 (inception) through June 30, 2012 of $3,522,245.  Further, the Company has inadequate working capital to maintain or develop its operations and is dependent upon funds from private investors and the support of certain stockholders.

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

As of June 30, 2012, the Company was managed by its sole officer and director, Robert Kite.  Mr. Kite serves as sole director and Chairman of the Company’s Board of Directors and acts as the Company’s principal executive and principal financial officer.  Mr. Kite also serves as chairman of the board of directors, president and chief executive officer of MedCom, a related party, and owns shares of common stock of both MedCom and the Company.  MedCom is also a significant shareholder of the Company.

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

The Company advances funds to MedCom at a 7% interest rate per annum.  As of June 30, 2012 and September 30, 2011 the Company had receivables from affiliate advances of zero.

Note 4.	Disputed Liabilities

The Company allegedly is party to a note payable with a principle amount of $20,000 at a 7% interest rate with no due date.  The Company is disputing this obligation as management believes that the party entering into the note on behalf of the Company did not have the authority to do so.

Note 5.	Notes Payable

On December 27, 2011, the Company entered into a note payable in the amount of $15,000 due December 26, 2012, bearing interest at 20%.  The holder has an option to convert the note to common stock at $0.005 per share during the term of the note.  The Company has the right to purchase the note, including interest and conversion rights for $37,500 during the term of the note.

On June 26, 2012, the Company entered into a noninterest bearing note payable in the amount of $40,139 due on demand.  The Company issued 1,013,906 common shares at $0.01 per share on June 29, 2012 as partial repayment.  As of June 30, 2012 the Company had $30,000 outstanding on this note.  During July 2012, the Company repaid $20,000 of this obligation to the holder.

Note 6.	Equity

The Company periodically issues shares of its common stock to investors in connection with private placement transactions.  Absent an arm’s length transaction with an independent third-party, the value of any such issued shares is based on the trading value of the stock at the date of issuance.  The Company expenses the difference between the sales price and the fair value of all such issuances in the period incurred.  During the three and nine months ended June 30, 2012, the Company issued 2,513,906 and 6,171,800 common shares for a cash value of $25,139 and $59,889, respectively.  During the three and nine months ended June 30, 2012, the Company recognized an expense related to the trading value of the stock issued in excess of amounts received in the amount of $15,083 and $40,965.

Note 7.	Subsequent Events

During July 2012, the Company entered into subscription agreements to issue 1,500,000 shares of stock at $0.01 per share for sale proceeds of $15,000.

Note 8.	Commitments and Contingencies

The Company enters into contingency agreements with law firms that represent the Company in certain of its patent litigations.  Under these agreements, the Company typically pays a law firm 35% of the settlement amounts received by the Company and amounts based on future patent litigation successes.  Other cases are handled on an hourly fee basis.

Note 9.	Litigation

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

Results of Operations

Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011

Revenues were zero for the three months ended June 30, 2012 and 2011, respectively, as a result of no settlements during either period.

Operating expenses consist of cost of revenue, general and administrative expenses and sales and marketing costs.

Cost of revenue consists of contingency fees paid to legal counsel equal to 35% of settlement revenue.  Certain of our settlements are not subject to contingency fees.  Cost of revenue was zero for the three months ended June 30, 2012 and 2011, respectively, as a result of no settlements during either period.

General and administrative expenses consist of salaries and benefits, legal, professional and consulting fees, corporate costs, facilities costs, insurance, travel and entertainment.  General and administrative costs decreased 91.1% to $74,490 for the three months ended June 30, 2012 from $832,313 for the three months ended June 30, 2011.  This increase was primarily due to decreased legal fees.

Nine Months Ended June 30, 2012, Compared to Nine Months Ended June 30, 2011

Revenues decreased to zero for the nine months ended June 30, 2012, compared to $264,000 for the nine months ended June 30, 2011.  The decrease in revenues was due to no settlements for the nine months ended June 30, 2012 compared to four for the nine months ended June 30, 2011.

Operating expenses consist of cost of revenue, general and administrative expenses and sales and marketing costs.

Cost of revenue consists of contingency fees paid to legal counsel equal to 35% of settlement revenue.  Certain of our settlements are not subject to contingency fees.  Cost of revenue decreased to zero for the nine months ended June 30, 2012 from $92,400 for the nine months ended June 30, 2011 as a result of no settlements for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011.

General and administrative expenses consist of salaries and benefits, legal, professional and consulting fees, corporate costs, facilities costs, insurance, travel and entertainment.  General and administrative costs decreased 77.1% to $261,449 for the nine months ended June 30, 2012 from $1,625,235 for the nine months ended June 30, 2011.  This increase was primarily due to decreased legal fees.

Liquidity and Capital Resources

Our primary sources of liquidity are the sale of our common stock, cash borrowings and cash generated from operations.  On December 27, 2011, we borrowed $15,000 under a note payable with a 12 month term and interest rate of 20%. During the nine months ended June 30, 2012, we borrowed $40,139 under a note payable due on demand with no interest and we received sales proceeds of $59,889 from the sale of 6,171,800 shares of our common stock during the nine months ended June 30, 2012.

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

From time to time the Company advances funds to MedCom.  As of June 30, 2012 there were no outstanding amounts due from related parties.

Recently Issued Accounting Guidance

None.

Other Considerations

In an action pending in the United States District Court for the District of Delaware, the Court recently ruled that the ‘859 Patent owned by the Company is invalid.  The Company’s only significant asset is the ‘859 Patent.  Management disagrees with the Court’s findings and continues to prosecute an appeal of this decision before the United States Court of Appeals for the Federal Circuit.  Pursuant to a reexamination proceeding, the United States Patent and Trademark Office has issued a Final Office Action ruling that all claims of the '859 Patent are invalid.  Management also disagrees with the findings and determination made by the United States Patent and Trademark Office and continues to prosecute an appeal of the determination to the Board of Patent Appeals and Interferences.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2012) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2012, the Company continued its private offering (the “Private Offering”) of shares of common stock (the “Common Stock”) of the Company.  To date, the Company has sold a total of 11,462,474 shares of Common Stock through the Private Offering for an aggregate price of $278,689.  Total commissions paid to date with respect to the sale of the Common Stock are $25,714.  The Private Offering is being conducted pursuant to an exemption from registration under Regulation D of the Securities Act of 1933, as amended.  The Company believes it falls within this exemption because (i) it has not sold and does not intend to sell Common Stock in the Private Offering to more than 35 purchasers (calculated pursuant to Rule 501(e)); and (ii) each purchaser of the Common Stock pursuant to the Private Offering is either an accredited investor or, if not an accredited investor, the Company reasonably believes that the purchaser, either alone or with his purchaser representative(s), has such knowledge and experience in financial and business matters that the purchaser is capable of evaluating the merits and risks of the prospective investment.

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive and Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Card Activation Technologies Inc.

Dated: August 6, 2012	By:	/s/ Robert Kite
Robert Kite
Chairman, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)